Form 10-K
Gen 2 Media CORP
filed 2008-09-29
CIK 1418826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-147932

GEN2MEDIA CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	26-1358844
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2295 S. Hiawassee Road, Suite 414, Orlando, FL 32835
(Address of principal executive offices)

(310) 770-1693
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value Per Share

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes       No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes       No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

   Large accelerated filer                 Accelerated filer               Non-accelerated filer      Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐      No ☑

As of September 26, 2008, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $.10 was approximately $1,350,129.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of September 26, 2008 was 54,074,007

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to "Gen2Media Corporation," "Gen2Media," "the Company," "we," "us," and "our" refer to Gen2Media Corporation and its subsidiary, E360, LLC.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

ITEM 1. BUSINESS

Organization

GEN2Media Corporation (the “Company”) is a Nevada Corporation with one operating subsidiary, E360, LLC, which is a Limited Liability Company organized under the laws of the State of Florida (“E360”). The Company was formed on May 1, 2007 under the laws of the State of Nevada, and its subsidiary E360 was formed on July 21, 2006 by filing Articles of Organization with the Secretary of State of the State of Florida.

Overview

The Company, through E360, owns a patent-pending technology for the display of online video. The Company operates a website, E360live.com, which allows consumers to watch, download or own, in a library format, music videos, television shows or feature films. Investors should not rely on information found in E360live.com in making their investment decisions.

E360 is not a wholly owned subsidiary of the Company, since 5% of that entity is owned by third parties. On May 1, 2007, 95% of E360  was acquired by GEN2Media in exchange for 32,499,999 shares of common stock of the Company issued to Mary Spio, Mark Argenti and Ian McDaniel, each receiving 10,833,333 shares of the Company’s common stock.

We are a development stage business and have had limited revenues since our formation. There is currently no public market for our common stock.

E360live.com (“E360Live”), operated by E360, is an online digital television service providing multi-channel video programming. The E360Live Network provides subscribers with access to numerous channels of digital-quality video that is transmitted directly to the subscriber via the Internet at anytime and to any mobile device capable of receiving Internet service. Subscribers may watch pre-programmed channels or create their own channels by selecting from E360Live’s vast list of content of over 15,000 Music Videos, Television Shows, Movies, Sports, Events, Concerts, and Exclusives. Through proprietary technologies; the E360Live platform can be licensed to service providers or used directly by End-Users. E360Live is an alternative to satellite, terrestrial and cable transmission.

Content contained on the company’s website, and delivered by the company to its business clients, will include programming such as music videos, television shows, films, documentaries, sporting events and concerts.  The content will be middle market content-professionally produced media that would not necessarily be found on national or cable networks or in large, commercial movie theatres.  While most of this programming will be provided by vendors (i.e. extreme sports programming, independent film makers, etc.), the company has the capability to produce original content within its own facilities utilizing the company’s equipment and personnel.  An example of such original content is currently available on the site-a behind the scenes documentary following a day in the life of a professional athlete and a musician, as each prepare for their performances.

The Company pays a monthly subscription fee of $105.44 for the music video content to be delivered to it. The Company also pays annual licensing fees that will fluctuate depending on the volume of viewers for its products for each licensing agency.  Last year’s fees totaled $1,568.61.  The Company expects these fees will increase dramatically as the company’s activities increase.

As full-service marketers of entertainment and lifestyle products, we have provided marketing and technology for leading entertainment retailers. Our core competency is helping our partners and clients gain exposure within their target demographic, and enabling access to 'hard to reach' niche markets through our partnerships with traditional retailers, Internet retailers and a variety of multifaceted marketing and promotions outlets.

E360Live’s proprietary video automation system was initially developed for use by touring artists and has been in use by some of the largest names in entertainment.

Industry Overview

The internet has matured into the communications medium and platform that is integral to the fabric of our day-to-day life. It has revolutionized the way people and businesses communicate while fundamentally shifting the economy, driving it towards a virtual marketplace with a global reach. Consumers are bored with the limits of traditional entertainment outlets, they want choices, options and the ability to watch and listen to exactly what they crave, when and where they choose to, and with the widespread adaptation of broadband consumers are seeking online content.

Our Products

The company has produced five products.  E360live.com is a website for consumers.  We produce an in-store network that uses our delivery platform and content.  We provide media management for other companies or providers.  We also offer full production services that are utilized both for our own content, and for clients that request our services. What revenue has been generated to date has been received from providing production and development of online content and delivery, via our media player, to corporate customers and clients of the Company. We have not generated any significant revenue from advertising on our site at this time, and we have not yet implemented any in- store TV networks for any customers at this time, therefore, we have received no revenue to date from that product or program.

The Company operates E360Live.com, which is an online digital television service providing multi-channel video programming. The E360Live Network provides subscribers with access to a vast array of channels featuring digital-quality video that is transmitted directly to the subscriber via internet at anytime and to any mobile device with Internet service. Subscribers may watch pre-programmed channels or create their own channels by selecting from E360Live’s vast list of content of over 15,000 music videos, television shows, movies, sports, events, concerts, and exclusives. The majority of the content we have are music videos.  The licensing agreements vary with each piece of content, some use a revenue sharing model, some are buyout agreement, and some are Interactive Broadcast License version 2.0,    The Company produces much of its content in house (in its own studio) which allows the company to produce its own content at a fraction of the cost of outsourcing production of such content.  Therefore, production of music videos, concerts, television shows and documentaries can be produced efficiently and economically, and this gives the company a competitive advantage over similar providers because it is a “one stop shop” which can produce, package and deliver the content (using its own proprietary media player) in a customized fashion to the client, digitally via the internet, which is a much less costly and more efficient means of delivering this type of content to the market.  Most of this content would be produced for advertisers and/or business partners. One such program is already contracted for by a major food and beverage company. This client  has engaged the company to produce a magazine type show to advertise its products.  This show will be produced within the company’s own production facilities utilizing its equipment and personnel.  Concerts, specifically produced for the company’s website, can also be filmed and produced within the company’s facilities. To date, almost 100% of the content on the Company’s site was not produced by the Company, rather was licensed for distribution by third parties. Our plan was to launch our site first, and to show to our potential customers what our technology does, and then utilize that site as a sales and marketing tool to develop partnership agreements with larger corporate customers, which would include the delivery of our media player, our licensed content, and our in-house produced content in a single bundled contract.

Our publisher network has over 500,000 users per month.  Our service is free for the end-user, however as we finalize agreements with content providers, we will provide premium content that will be available at an additional cost.

Through proprietary technologies, the E360Live platform can be licensed to service providers or used directly by end-users. E360Live may serve as an alternative to satellite, terrestrial and cable transmission. Our technology is made up of three parts. Media Compression Techniques, Media Management Techniques, and a Media Distribution Platform.   Media Compression Techniques, Media Management Techniques and a Media Distribution Platform are vital to the company’s success.  The company utilizes all three of these methods in its business.  Media Compression Techniques are used to compress the size of digital content to allow its transmission over the internet.  Media Management Techniques are cataloging techniques used to catalog and tag a large pool of media files in order to maximize the searching capabilities for the end user to locate the specific file they are searching for.  The Media Distribution Platform is the method that allows the programming to travel from the site to the end user.

We have applied for patents on our technology and techniques.  A provisional patent application was filed in January 2007.  Provisional patents are essentially placeholders to preserve priority dates for patent applications. Thereafter, a utility patent application was filed, and that is the application that is currently on file with the Patent and Trademark Office, which is currently being prosecuted.

Market Opportunity

Management believes the consumer demand for accessing music videos, movies, TV shows and other video online is driving online video sites to grow quickly.

According to Akamai’s net usage index for digital music report, available at http://www.akamai.com/html/technology/nui/music/index.html, global music sites collectively reach a daily peak of 786,000 visitors per minute. The aforementioned website, and its content, is not intended to be a part of this annual report and investors should not rely on information available at such site.

E360Live provides opportunities for artists to build exposure at what management believes to be a reduced cost. Major labels spend over $850,000 on radio, TV and in-store promotion on making a new artist a household name. E360Live will allow artists to reach a vast array of their potential fans at a reduced cost.

New Challenges for Traditional Media

Technologies have changed certain aspects of consumer patterns, and new generations of consumers have become desensitized to ‘traditional’ marketing tactics. It is based on this premise that the Company’s management believes that the “pull” of broadband television is replacing the “push” of traditional broadcast television. We believe that marketers are losing confidence in TV advertising, and the impact of traditional advertising has been lessened by such technological advances as the Internet, satellite radio, TiVo, video games, video on demand, internet & DVDs. With today’s fragmented American demographic, we believe that blanket targeting of the past is inefficient and costly. Contextual and behavioral marketing is effective and a strong alternative for today’s marketer.

Strategy

Operating Strategies

The Company’s solution is to offer entertainment and useful information to consumers, where they live, work and play by using a proprietary “TV Network” infrastructure and technology. E360Live will deliver multiple channels of music, movies, news, and ring-tones in all genres. We will also provide interactivity down to frames and seconds, which will be user-selected content that allows users to either watch our custom channel, or create their own content, schedule it and watch at their convenience.

We aim at providing users the ability to buy the content, or other related lifestyle products and to blend the “stickiness” of television with the interactivity of internet. The Company further aims to provide access to a vast selection of interactive programs, whereas traditional TV can only offer limited choices with no interactivity. We further aim to provide advertisers an effective way to reach their market. Our products will provide user-driven entertainment and useful information for users which the Company hopes will create more consumers for the advertiser, and ultimately advertising revenue for us.

Growth Strategies

Management intends to continue developing effective consumer targeting via the Company’s platform, which is focused on providing   sponsors with a pre-qualified demographic. With the proliferation and advances in storage and display technology, we intend to continue to offer the highest quality video online at lower prices.   The Company’s principals have specific and unique experience working within this highly specialized area within entertainment and production industry.  This experience, coupled with the company’s control of its own production facilities and equipment, allows the company to produce its own content and/or utilize its own facilities to produce content for its vendors, without having to subcontract additional vendors and/or venues at additional costs.

Channel Partners and Licensing Agreements New Shops

The Company will seek to license its patent-pending technology to users and channel partners.

Employees

As of the date of this prospectus, we have 11 full-time employees and 1 employee in the management, operations and maintenance of the Company.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Subsequent Events

As disclosed in the Company’s Form 8-K filed September 23, 2008 (“Form 8-K), on September 18, 2008, Ms. Mary Spio resigned as the Chief Executive Officer of Gen2Media Corporation (the “Company”). Ms. Spio will remain President and Director of the Company. On September 18, 2008, a majority of the shareholders of the Company appointed Mr. James Byrd to the Board of Directors of the Company. Thereafter, by a unanimous vote dated September 18, 2008, the Board of Directors of the Company appointed Mr. Byrd as Chairman of the Board. The Board of Directors also elected Mr. Byrd to serve as Chief Executive Officer of the Company.

As further disclosed on Form 8-K, on September 22, 2008, Mr. Richard Brock resigned as the Chief Financial Officer of the Company. Thereafter, on September 22, 2008, the Board of Directors elected Mr. Thomas Moreland to serve as Chief Financial Officer of the Company.

On July 15, 2008, the Company entered into a contract with Tribune Interactive.  Total revenue expected from this contract is $269,995 and will be continue through December 31, 2009.  Services are expected to include the creation of an online solution featuring design of new video section and places for existing content, as well as the production of a daily show highlighting and promoting the overall content of one of Tribune’s existing media delivery networks.

An agreement was reached with the business advisory board members in August 2008 that their options would become fully vested if they agreed to exercise their options.  The members of the business advisory board exercised 5,000,000 options for $250,000, of which $25,000 was paid by forgiveness of debt.

In August 2008, Vanguard Capital, LLC exercised their option to purchase 2,000,000 common shares at $0.01 per share, resulting in cash proceeds of $20,000.

In August 2008 certain related parties converted debt of $291,117 to 2,911,169 shares of common stock at $0.10 per share.

On September 25, 2008, the Board of Directors passed a resolution to issue 8,879,007 shares of common stock.  5,750,000 of these shares were issued in satisfaction of options exercised, and 2,911,169 were issued in satisfaction of debt obligations to related parties, 212,838 were issued to employees in satisfaction of amounts due and 5,000 were issued directly to an investor.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors and the other information included herein as well as the information included in other reports and filings made with the SEC before investing in our common stock. The following factors, as well as other factors affecting our operating results and financial condition, could cause our actual future results and financial condition to differ materially from those projected. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

Risks Related to Our Business and Industry

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our independent auditors expressed doubt about our ability to continue as a going concern. As a result of the going concern qualification, we may find it much more difficult to obtain financing in the future, if required.  Further, any financing we do obtain may be on less favorable terms.  Moreover, if the Company should fail to continue as a going concern, there is a risk of total loss of any monies invested in the Company, and it is also possible that, in such event, our shares would be of little or no value.

We have a limited operating history upon which to base an investment decision ..

We were formed in May 2007 and launched E360Live in July 2007. We have a limited operating history as a company.  As a result, there is very limited historical performance upon which to evaluate our prospects for achieving our business objectives.  Our prospects must be considered in light of the risks, difficulties and uncertainties frequently encountered by development stage entities.

We will need significant additional capital, which we may be unable to obtain ..

Our capital requirements in connection with our development activities and transition to commercial operations have been and will continue to be significant. We will require additional funds to continue research, development and testing of our technologies and products, to obtain intellectual property protection relating to our technologies when appropriate, and to market our products. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  There is no assurance additional funds will be available from any source; or, if available, such funds may not be on terms acceptable to the Company.  In either of the aforementioned situations, the Company may not be able to fully implement its growth plans.

We face significant competition from other social networking sites which may cause a significant decline in user traffic or in the size of our network .

We face formidable competition in every aspect of our business, and particularly from other companies that seek to connect people with information and entertainment on the web. Our competitors have longer operating histories and more established relationships with customers and end users. They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and web sites. These sites may also have a greater ability to attract and retain users than we do because they operate internet portals with a broad range of content products and services. If our competitors are successful in providing similar or better web sites, more relevant advertisements or in leveraging their platforms or products to make their web services easier to access, we could experience a significant decline in user traffic or in the size of the Company’s network. Any such decline could negatively affect our revenues.

We are dependent upon our Managers for the operating of the Company .

The Company is dependent upon the services of its management to determine and implement the overall focus and strategy of the Company.  Furthermore, the Company is dependent upon the Managers to oversee the operations of Gen2Media.  The Managers have little or no experience establishing strategy or providing oversight to manage an online video distribution website or licensing business. Thus, there can be no assurance that the Managers’ experience will be sufficient to successfully achieve the business objectives of the Company.  All decisions regarding the management of the Company’s affairs will be made exclusively by the Officers and Directors of the Company.  In the event these persons are ineffective, the Company’s business and results of operation would likely be adversely affected.

Our inability to attain and protect intellectual property rights could reduce the value of our products, services and brand.

Potential trademarks, trade secrets, copyrights and other intellectual property rights may be important assets for us. Various events outside of our control pose a threat to our ability to attain or protect intellectual property rights as well as to our products and services. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available through the internet. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our ability to attain or protect our intellectual property rights could harm our business or our ability to compete. Also, protecting intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our future intellectual property could make it more expensive to do business and harm our operating results.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in Item 1A, Risk Factors, and the following factors may affect our operating results:

•	Our ability to continue to attract users to our web sites.

•	Our ability to monetize (or generate revenue from) traffic on our web sites.

•	Our ability to attract advertisers to our program.

•	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure.

•	Our focus on long-term goals over short-term results.

•	The results of our investments in risky projects.

•	Our ability to keep our web sites operational at a reasonable cost and without service interruptions.

•	Our ability to achieve revenue goals for partners to whom we guarantee minimum payments or pay distribution fees.

•	Our ability to generate revenue from services in which we have invested considerable time and resources.

We have no certainty as to the availability and terms of future financing ..

We expect that we will be required to seek additional financing in the future.  We cannot be sure that such financing will be available or available on attractive terms, or that such financing would not result in a substantial dilution of a  shareholders’ interest in the Company.  If we cannot obtain financing when we need or on terms that are commercially reasonable to us, we will not be able to pursue our business plan as we currently anticipate.

We face competition from traditional media companies, and we may not be included in the advertising budgets of large advertisers, which could harm our operating results.

In addition to internet companies, we face competition from companies that offer traditional media advertising opportunities. Most large advertisers have set advertising budgets, a very small portion of which is allocated to internet advertising. We expect that large advertisers will continue to focus most of their advertising efforts on traditional media. If we fail to convince these companies to spend a portion of their advertising budgets with us, or if our existing advertisers reduce the amount they spend on our programs, our operating results would be harmed. Furthermore, we cannot assure you that these or other companies will not develop new or enhanced products that are more effective than any that E360, LLC currently have or will develop in the future.

We rely on E360 to successfully develop and market new and existing products.

We cannot be sure these products will be commercially viable. Likewise, we have no assurances that E360 will be able to expand upon their current product offerings of that any such expansion will result in revenues to the company.

Shareholders will have limited or no input on any investment or management decisions.

The officers and directors of the Company control a majority of the stock of the Company, and the Company will be managed by the Officers and by the Board. Very few matters will be submitted to Shareholder vote, and if so submitted, the Officers can control the outcome of that vote.

Risks Related to common stock ownership in GEN2Media

The Shares are an illiquid investment and transferability of the Shares is subject to significant restriction.

There is presently no market for the shares, and we cannot be certain that a public market will become available, or that there will be sufficient liquidity to allow for sale or transferability of the shares within the near future. Therefore, the purchase of the Shares must be considered a long-term investment acceptable only for prospective investors who are willing and can afford to accept and bear the substantial risk of the investment for an indefinite period of time.  There is not a public market for the resale of the Shares.  A prospective investor, therefore, may not be able to liquidate its investment, even in the event of an emergency, and Shares may not be acceptable as collateral for a loan.

Our shares are subject to the U.S. “Penny Stock” Rules and investors who purchase our shares may have difficulty re-selling their shares as the liquidity of the market for our shares may be adversely affected by the impact of the “Penny Stock” Rules.

Our stock is subject to U.S. “Penny Stock” rules, which may make the stock more difficult to trade on the open market. Our common shares are not currently traded on the OTCBB, but it is the Company’s plan that the common shares be quoted on the OTCBB. A “penny stock” is generally defined by regulations of the U.S. Securities and Exchange Commission (“SEC”) as an equity security with a market price of less than US$5.00 per share. However, an equity security with a market price under US$5.00 will not be considered a penny stock if it fits within any of the following exceptions:

(i) the equity security is listed on NASDAQ or a national securities exchange;
(ii) the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least US$5,000,000, or (b) average annual revenue of at least US$6,000,000; or
(iii) the issuer of the equity security has been in continuous operation for more than three years, and has net tangible assets of at least US$2,000,000.

Our common stock does not currently fit into any of the above exceptions.

If an investor buys or sells a penny stock, SEC regulations require that the investor receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock will be subject to Rule 15g-9 of the Exchange Act, which relates to non-NASDAQ and non-exchange listed securities. Under this rule, broker/dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share.
Since our common stock is currently deemed to fall under penny stock regulations, it may tend to reduce market liquidity of our common stock, because such regulations limit the broker/dealers’ ability to trade, and a purchaser’s ability to sell, the stock in the secondary market.

The low price of our common stock has a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock also limits our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of certain institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker’s commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, the Company’s shareholders may pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

For more information about penny stocks, please visit http://www.sec.gov/answers/penny.htm

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company and E360, LLC currently leases office space at 2295 S. Hiawassee Road, Suite 414, Orlando, FL 32835. The Company currently pays monthly rent of $3,500 per month pursuant to a 12 month lease, effective November 1, 2007.  The Company also is leasing warehouse space for which it pays $500 per month on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations, other than as disclosed below regarding the Ilse well. Should any liabilities be incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, management does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially or more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matters were submitted to a vote of our security holders during the year ended June 30, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our common stock. We have sought to have a broker/dealer file an application with FINRA on our behalf to list and quote the shares of our common stock on the OTCBB maintained by FINRA. There can be no assurance as to whether the application will be accepted or, if accepted, the prices at which our common stock will trade if a trading market develops, of which there can be no assurance. Until our common stock is fully distributed and an orderly market develops, if ever, the price at which it trades is likely to fluctuate significantly.  Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business generally, including the impact of the factors referred to in "Risk Factors," investor perception and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Holders

As of June 30, 2008, the approximate number of stockholders of record of the Common Stock of the Company was 58.

Dividends

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operation of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Issuances of Unregistered Stock

In connection with the Membership Interest Purchase Agreement, dated May 1, 2007, the purchase price for 95% of the membership interests of E360, LLC (the “Purchase Price”) was paid by the issuance of a total of 32,499,999 shares of restricted, Class A Common Stock of the Company, in a tax free exchange. Said shares are restricted and shall not be tradable in any public market until such time, and unless allowed by applicable laws. Said shares were issued in the following amounts and to the following individuals: 10,833,333 to Mary Spio, 10,833,333 to Mark Argenti and 10,833,833 to Ian McDaniel, all of whom are offices and/or directors of the Company.

From May 19, 2007 through November 15, 2007, the Company sold 10,000,000 shares of its common stock in a private placement. The private placement, in the amount of $1,000,000, was issued to 20 accredited investors and 20 unaccredited investors, and included 10,000,000 shares of the Company’s common stock at $0.10 per share.

The Selling Shareholders paid $0.10 per share for the Company’s common stock, with the exception of Vanguard Capital, LLC a consultant to the Company that received 4,000,000 shares under the terms of a consulting agreement with the Company, and Sichenzia Ross Friedman Ference LLP, which received its shares in connection with legal services rendered to the Company. The Shares are being offered for resale under a registration statement, and the Selling Shareholders intend to sell, as soon as practicable, the Shares in the public market.

On September 25, 2008, the Board of Directors passed a resolution to issue 8,879,007 shares of common stock.  5,750,000 of these shares were issued in satisfaction of options exercised, and 2,911,169 were issued in satisfaction of debt obligations to related parties, 212,838 were issued to employees in satisfaction of amounts due and 5,000 were issued directly to an investor.

* All of the above  offerings  and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the securities  Act of 1933, as amended.  No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited  number of persons,  all of whom were accredited  investors,  business  associates of Gen2Media Corporation or executive officers ofGen2Media Corporation, and transfer was restricted by  Gen2Media Corporation in  accordance  with the  requirements  of the Securities Act of 1933. In addition to representations by the above-referenced persons,   we   have   made   independent   determinations   that   all  of  the above-referenced  persons were accredited or sophisticated  investors,  and that they were capable of  analyzing  the merits and risks of their  investment,  and that they understood the speculative  nature of their  investment.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

Please see page i of this Annual Report for “Information Regarding Forward Looking Statements” appearing throughout this Annual Report.

Introduction

The following discussion should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends June 30. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See Part I, Item 1A, "Risk Factors "). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Overview

The Company operates E360Live.com, which is an online digital television service providing multi-channel video programming. The E360Live Network provides subscribers with access to a vast array of channels featuring digital-quality video that is transmitted directly to the subscriber via internet at anytime and to any mobile device with Internet service. Subscribers may watch pre-programmed channels or create their own channels by selecting from E360Live’s vast list of content of over 15,000 music videos, television shows, movies, sports, events, concerts, and exclusives. The majority of the content we have are music videos.  The licensing agreements vary with each piece of content, some use a revenue sharing model, some are buyout agreements, and some are Interactive Broadcast License version 2.0,    The Company produces much of its content in house (in its own studio) which allows the company to produce its own content at a fraction of the cost of outsourcing production of such content.  Therefore, production of music videos, concerts, television shows and documentaries can be efficiently and economically, and this gives the company a competitive advantage over similar providers because it is a “one stop shop” which can produce, package and deliver the content (using its own proprietary media player) in a customized fashion to the client, digitally via the internet, which is a much less costly and more efficient means of delivering this type of content to the market.  Most of this content would be produced for advertisers and/or business partners. One such program is already contracted for by a major food and beverage company. This client  engaged the company to produce a magazine type show to advertise its products.  This show will be produced within the company’s own production facilities utilizing its equipment and personnel.  Concerts, specifically produced for the company’s website, can also be filmed and produced within the company’s facilities. To date, almost 100% of the content on the Company’s site was not produced by the Company, rather was licensed for distribution by third parties. Our plan was to launch our site first, and to show to our potential customers what our technology does, and then utilize that site as a sales and marketing tool to develop partnership agreements with larger corporate customers, which would include the delivery of our media player, our licensed content, and our in-house produced content in a single bundled contract.

Company History

The Company, through its E360 Subsidiary, is engaged in the internet media distribution and content management industry.  GEN2Media Corporation was formed on May 1, 2007 under the laws of the State of Nevada. The Company maintains one operating subsidiary, E360, LLC, which is a Limited Liability Company organized on July 21, 2006 under the laws of the State of Florida.

Critical Accounting Policies

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

We recognize revenue from advertising on E360live.com provided that the collection of the associated receivable is reasonably assured and there are no remaining significant obligations. Our revenue recognition policy therefore requires that we judge the collectibility of receivables as well as our remaining obligations in order to determine the timing of revenue recognition.

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including volatility and the amount of share-based awards expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

We account for long-lived assets including capitalized website platform costs in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  Such an analysis requires that we estimate future cash flows.

Year Ended June 30, 2008 Compared to Year Ended June 30, 2007.

Revenues

Revenues increased by and to $79,686 for the year ended June 30, 2008.  This increase was due to commencement of business operations.  Accordingly, the Company executed its initial contracts and performance of services for customers during 2008.

Research and Development Expenses

Research and development expenses for the year ended June 30, 2008 were $0 as compared to $155,000 for the year ended June 30, 2007.  The decrease was due to the commencement of business operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses featured in “Schedule of Operations Expenses”.  General and administrative expenses increased by $1,421,052 to $1,910,086 for the year ended June 30, 2008 from $644,034 for the year ended June 30, 2007. The increase was related to the commencement of operating activities and the costs associated with the public filings performed during the year.

For The Period from Inception to Year Ended June 30, 2007

For the period from inception through June 30, 2007, we had no revenues.  We incurred operating expenses of $644,034 and loss applicable to minority interest was $21,449.  As a result, for the period from inception through June 30, 2007, we incurred a net loss of $622,585.  During this period, funding for our operations was derived mainly from proceeds of common stock issuance, loans from related parties and contributions from the minority interest.

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements.

Liquidity and Capital Resources

At June 30, 2008, we had liabilities of $639,539, including $93,092 of general in accounts payable, and $391,388 due to related parties. Of the $639,539 in current liabilities, $291,117 was converted to shareholders equity subsequent to June 30,2008.  See Subsequent Events disclosure in Section 1.

The Company has sustained operating losses and its cash needs extend beyond its current resources. While the Company has maintained positive cash flow subsequent to June 30, 2008, the operating plans of the Company call for additional capital in order to execute on planned expansion.   As previously discussed, because the Company’s technology and website are already fully developed and launched, the Company is able to now operate at a relatively low cost due to the fact that the principal sales personnel are commissioned-based.  Based on this structure and the addition of infrastructure in the quarter ending September 30, 2008, the Company requires approximately $135,000 per month to operate. These factors create an uncertainty about the Company’s ability to continue as a going concern.

Contractual Obligations

The Company has no outstanding contractual obligations as of June 30, 2008.

Effect of Recently Issued Accounting Pronouncements

See Note 2of the Consolidated Financial Statements in Item 8 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the independent registered public accounting firm's report of Cross, Fernandez & Riley, LLP, begin on page F-1, immediately after the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of  June 30, 2008. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were ineffective. This conclusion was based on the fact as of June 30, 2008, the Company did not have full time qualified accounting staff. Subsequent to June 30, 2008, the Company has engaged full time qualified personnel to remediate this weakness.

Management’s Annual Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of June 30, 2008 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2008, based on criteria in Internal Control – Integrated Framework issued by the COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

The information required to be contained in this Item is incorporated either by reference to our definitive proxy statement to be filed with respect to our 2008 annual meeting under the heading “Executive Compensation” or via the filing of an amendment to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

This information required to be contained in this Item is incorporated either by reference to our definitive proxy statement to be filed with respect to our 2008 annual meeting under the heading “Principal Stockholders and Security Ownership of Management” or via the filing of an amendment to this Annual Report on Form 10-K.

ITEM 12. EQUITY COMPENSATION PLAN INFORM AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information required to be contained in this Item is incorporated either by reference to our definitive proxy statement to be filed with respect to our 2008 annual meeting under the heading “Principal Stockholders and Security Ownership of Management” or via the filing of an amendment to this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required to be contained in this Item is incorporated either by reference to our definitive proxy statement to be filed with respect to our 2008 annual meeting under the heading “Certain Transactions” or via the filing of an amendment to this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be contained in this Item is incorporated either by reference to our definitive proxy statement to be filed with respect to our 2008 annual meeting under the heading “Certain Transactions” or via the filing of an amendment to this Annual Report on Form 10-K.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Consolidated Financial Statements are listed on page F-1 of this Annual Report.
(2)	Financial Statement Schedules:

None

(3)	Exhibits:

 The following documents are included as exhibits to this Annual Report:

Exhibit Number	Description
3.1	Articles of Incorporation of Gen2Media Corporation*

3.2	Articles of Organization of E360 Live, LLC*

3.3	By-laws of Gen2Media Corporation*

10.1	Form of Subscription Agreement and Investor suitability Representation, as of May 19, 2007*

10.2	Form of Registration Rights Agreement, as of May 19, 2007*

10.3	Form of Lock Up / Leak Out Agreement, dated May 19, 2007*

10.4	Letter Agreement by and between Greatwater Holdings, LLC and E360, LLC, dated April 9, 2007*

10.5	Membership Interest Purchase Agreement by and among certain members of E360, LLC and Gen2Media Corporation*

10.6	Employment Agreement by and between Gen2Media Corporation and Kim Johnson dated August 1, 2007*

10.7	Amendment Number 2 to Employment Agreement by and between Gen2Media Corporation and Kim Johnson dated December 7, 2007*

10.8	Consulting Agreement by and between Vanguard Capital, LLC and Gen2Media Corporation, dated May 10, 2007*

10.9	Amendment to Consulting Agreement by and between Vanguard Capital, LLC and Gen2Media Corporation, dated May 10, 2007*

10.10	Employment Agreement by and between Gen2Media Corporation and Ian McDaniel dated May 1, 2008**

10.11	Employment Agreement by and between Gen2Media Corporation and Mark Argenti dated May 1, 2008**

10.12	12% Promissory Note, dated April 14, 2008, payable to Tom Hansen, Blue Ridge Services, L.P, and Richard Brock**

10.13	Security Agreement by and between Tom Hansen, Blue Ridge Services, L.P., Richard Brock, and Gen2Media Corporation, E360, LLC, Mary Spio, Mark Argenti and Ian McDaniel**

10.14	Employment Agreement by and between Gen2Media Corporation and Mary Spio dated May 1, 2008**

21.1	List of subsidiaries of the Company*

23.1	Consent of Cross, Fernandez & Riley, LLP (Filed herewith)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (Filed herewith)

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (Filed herewith)

32.1	Certification by Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith)

32.2	Certification by Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith)

*Incorporated by reference to the Company’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on December 7, 2007.
** Incorporated by reference to the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on May 14, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEN2MEDIA CORPORATION

September 29, 2008	By:	/s/ James Byrd
James Byrd
Chief Executive Officer
(Principal Executive Officer)

September 29, 2008	By:	/s/ Thomas Moreland
Thomas Moreland
Chief Financial Officer
(Principal financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Byrd	Director, President, and Chief Executive Officer	September 29, 2008
James Byrd	(Principal Executive Officer)

/s/ Thomas Moreland	Chief Financial Officer	September 29, 2008
Thomas Moreland	(Principal Accounting Officer)

/s/ Mark Argenti	Director, Secretary, and Chief Creative Officer	September 29, 2008
Mark Argenti

/s/ Ian McDaniel	Director, Treasurer, and Chief Technology Officer	September 29, 2008
Ian McDaniel
/s/ Mary A.Spio	Director and President	September 29, 2008
Mary A. Spio

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Management
Gen2Media Corporation
Orlando, Florida

We have audited the accompanying consolidated balance sheets of Gen2Media Corporation and Subsidiary (a development stage company) as of June 30, 2008 and 2007 and the related consolidated statements of operations and retained earnings, shareholders’ deficit, and cash flows year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing our audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gen2Media Corporation and Subsidiary (a development stage company) as of June 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered losses from operations and has cash needs in excess of its resources that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certified Public Accountants
Orlando, Florida
September 29, 2008

GEN2MEDIA CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	June 30, 2008	June 30, 2007
Assets

Current:
Cash and cash equivalents	$3,079	$321,497
Accounts Receivable	5,000	-
Member Advance	5,419	-
Employee Advances	9,576	-
Total Current Assets	23,074	321,497

Furniture and Equipment:
Computer equipment	66,305	36,764
Office furniture and fixtures	7,302	7,302
	73,607	44,066
Less: Accumulated depreciation	(15,854)	(3,521)

Net Furniture and Equipment	57,753	40,545

Intangibles:
Website platform	406,302	397,158
Patent Pending	8,754	8,754
	415,056	405,912
Less: Accumulated Amortization	(135,434)	-

Net Intangible Assets	279,622	405,912
Other Assets – Deposits	-	18,381
Total Assets	$360,449	$786,335

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts Payable	$93,092	$54,042
Accrued Salaries	155,058	25,921
Due to related parties	391,388	125,069

Total Current Liabilities	639,538	205,032

Minority Interest	324,176	380,651

Stockholders' (Deficit) Equity:

Common stock, $.001 par value; 100,000,000 shares authorized;
45,195,000 and 41,695,000 issued and outstanding at June 30, 2008 and 2007, respectively	45,195	41,695
Additional paid in capital	1,769,649	903,142
Deficit accumulated during the development stage	(2,418,109)	(644,185)
Subscription Receivable	-	(100,000)

Total Stockholders' (Deficit) Equity	(603,265)	200,652

Total Liabilities and Stockholders' Deficit	$360,449	$786,335

See accompanying notes to consolidated financial statements.

GEN2MEDIA CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

	12 Months Ended	12 Months Ended	Inception to
	06/30/08	06/30/07	06/30/08

REVENUES	$79,686	$-	$79,686

OPERATING EXPENSES	1,910,086	644,034	$2,554,120

MINORITY INTEREST IN LOSS OF SUBSIDIARY	(56,476)	(21,449)	$(77,925)

NET LOSS	(1,773,924)	(622,585)	(2,396,509)

NET LOSS TO COMMON SHAREHOLDERS	$(1,773,924)	$(622,585)	$(2,396,509)

BASIC NET LOSS PER COMMON SHARE	$(0.04)	$(0.02)	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING	44,025,685	38,915,114	41,546,085

See accompanying notes to consolidated financial statements.

GEN2MEDIA CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT/EQUITY

				Deficit
				Accumulated
	Class A		Additional	During
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance at July 21, 2006 (date of inception)	-	$-	$-	$-	$-

Common stock issued to employees in stock	32,500,000	32,500	(7,163)	-	25,337
exchange on May 17, 2007

Common stock issued for professional
services on May 17, 2007	2,000,000	2,000	198,000	-	200,000

Common stock issued in private
placement in June 2007	7,195,000	7,195	712,305	-	719,500

Common stock subscribed at June 2007	-	-	(100,000)	-	(100,000)

Distributions to shareholders				$(21,600)	(21,600)

Net loss	-	-	-	(622,585)	(622,585)

Balance at June 30, 2007	41,695,000	$41,695	$803,142	$(644,185)	$200,652

Common stock subscription payment received	-	-	100,000	-	100,000

Common stock issued in
private placement	2,800,000	2,800	277,200	-	280,000

Common stock issued in
stock grant for services rendered	700,000	700	69,300	-	70,000

Common stock option compensation cost	-	-	520,007	-	520,007

Net loss	-	-	-	(1,773,924)	(1,773,924)

Balance at June 30, 2008	45,195,000	$45,195	$1,769,649	$(2,418,109)	$(603,265)

See accompanying notes to consolidated financial statements.

GEN2MEDIA CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

	12 Months Ended	12 Months Ended	Inception to
	06/30/08	06/30/07	06/30/08
Cash Flows from Operating Activities:
Net loss	$(1,773,924)	$(622,585)	$(2,396,509)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	12,333	3,521	15,854
Amortization - website	135,434	-	135,434
Common stock issued for services	70,000	200,000	270,000
Stock-based compensation	520,207	-	520,007
Minority interest in loss of subsidiary	(56,475)	(21,449)	(77,924)
Net changes in:
Due to related parties	260,900	5,069	265,969
Employee advances	(9,576)	-	(9,576)
Accrued Salaries	129,137		129,137
Accounts receivable	(5,000)	-	(5,000)
Accounts payable and accrued expenses	39,050	79,963	119,013

Net Cash Used By Operating Activities	(678,114)	(355,481)	(1,033,595)

Cash Flows from Investing Activities:
Investment in website platform	(9,144)	(197,158)	(206,302)
Investment in patents	-	(8,754)	(8,754)
Decrease/(Increase) in deposits	18,381	(18,381)	-
Purchase of furniture and equipment	(29,541)	(44,066)	(73,607)

Net Cash Used By Investing Activities	(20,304)	(268,359)	(288,663)

Cash Flows from Financing Activities:
Contribution by minority interest	-	402,100	402,100
Capital contributions	277,200		277,200
Proceeds from common stock issuance	2,800	644,837	647,637
Repayments on related party notes payables	-	(80,000)	(80,000)
Stock Subscription Receivable	100,000	-	100,000
Distributions to shareholders	-	(21,600)	(21,600)

Net Cash Provided By Financing Activities	380,000	945,337	1,325,337

Net Increase (Decrease) in Cash and Cash Equivalents	(318,418)	321,497	3,079

Cash and Cash Equivalents, Beginning	321,497	-	-

Cash and Cash Equivalents, Ending	$3,079	$321,497	$3,079

Supplemental cash flow information:
Non-cash investing and financing activities:
Issuance of notes payable to related parties for website development	$-	$200,000	200,00

See accompanying notes to consolidated financial statements.

GEN2MEDIA CORPORATION AND SUBSIDIARY
(A Development Stage Company)
SCHEDULE OF OPERATING EXPENSES (UNAUDITED)

			Inception to
	6/30/08	6/30/07	6/30/2008

Advertising	$34,931	$38,211	$73,142

Amortization expense	135,434	-	135,434

Consulting fees	339,637	-	339,637

Commissions	3,000	-	3,000

Depreciation	12,333	3,521	15,854

Equipment rental	53,967	-	53,967

Camera gear	1,151	-	1,151

Insurance	60,414	20,334	80,748

Interest and bank charges	5,020	-	5,020

Internet	88,403	-	88,403

Office maintenance and supplies	16,031	26,973	43,004

Payroll	633,476	59,181	692,657

Professional fees	298,453	243,753	542,206

Programmers	46,024	44,260	90,284

Rent	47,760	31,317	79,077

Research and development expense	-	155,000	155,000

Taxes and licenses	46,662	1,533	48,195

Telephone	28,313	13,480	41,793

Travel and entertainment	49,116	1,696	50,812

Utilities	4,675	-	4,675

Other operating expenses	5,286	4,775	10,061

TOTAL OPERATING EXPENSES	$1,910,086	$644,034	$2,554,120

See accompanying notes to consolidated financial statements.

GEN2MEDIA CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	Organization and Nature of Business
The accompanying financial statements include Gen2Media Corporation and Subsidiary (collectively the “Company”). Gen2Media Corporation has one operating subsidiary, E360, LLC (“E360”), which is a Limited Liability Company organized on July 21, 2006 under Florida Law.

The Company's operations have been limited to general administrative operations, minimal sales and creating its website platform. The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises".

E360 owns a patent-pending technology for the display of online video, and a website for consumers to watch, download or own, in a library format, music videos, television shows or feature films.

Gen2Media Corporation was formed in May 2007 under the laws of the State of Nevada to acquire a majority interest in E360.

On May 10, 2007 95% of the ownership interest in E360 was acquired by Gen2Media Corporation in a stock exchange.

2	Summary of Significant Accounting Policies
Basis of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of Gen2Media Corporation and its subsidiary E360.  All significant intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition

Revenue is recognized from advertising on E360live.com, revenue sharing related to our in-store platform and the development of micro sites for clients when services are rendered in accordance with the terms of the agreement provided that the collection of the associated receivable is reasonably assured and there are no remaining significant obligations.

GEN2MEDIA CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of less than three months to be cash equivalents.

The Company places its temporary cash investments with high quality financial institutions. At times, such investments may be in excess of FDIC insurance limits. The Company does not believe it is exposed to any significant credit risk with respect to cash and cash equivalents.

Furniture and Equipment

Furniture and equipment are recorded at cost.  Depreciation is computed using straight-line methods applied to individual property items based on estimated useful lives.  The useful lives of furniture and equipment for purposes of computing depreciation are:

June 30,	Useful Lives	2008	2007

Computer equipment	5 years	$66,305	$36,764
Office furniture and equipment	7 years	7,302	7,302

		73,607	44,066
Less accumulated depreciation		(15,854)	(3,521)

Property and equipment, net		$57,753	$40,545

Website Platform

Website platform includes capitalized costs incurred during the application and infrastructure development stage in accordance with EITF 00-02. Development of the website was completed in July 2007 and has been placed in service.  Website platform has an estimated useful life of 3 years and will be amortized over 36 months on a straight-line basis.

Advertising

The Company follows the policy of charging all advertising and promotions to expense as incurred. The amount charged to expense for the years ended June 30, 2008 and 2007 was $34,931 and $38,211 respectively.

Minority Interest Minority interest represents the portion of the subsidiary not owned by Gen2Media Corporation.

GEN2MEDIA CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from these estimates

Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the years ended June 30, 2008 and 2007.

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

GEN2MEDIA CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140,” (“SFAS 155”). SFAS 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS 133. It also allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring for fiscal years beginning after September 15, 2006.  The adoption of SFAS 155 did not have a significant impact on Company’s financial statements, results of operations and cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of this standard did not have a significant impact on the Company’s financial statements, results of operations, and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” (“SFAS 157”). SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect, if any, the adoption of SFAS 157 will have on its financial statements, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immediate errors would not require previously filed reports to be amended. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the financial position, results of operations and cash flows of the Company.

GEN2MEDIA CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is currently evaluating the effect, if any, the adoption of SFAS 159 will have on its financial statements, results of operations and cash flows.

3	Income Taxes
Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

GEN2MEDIA CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred tax assets at June 30, 2008 and 2007 are as follows:

June 30,	2008	2007

Net operating loss	$709,000	$249,000

Valuation allowance	(709,000)	(249,000)

Net deferred tax assets	$–	$-

4	Related Party Transactions
During 2007, the Company issued notes payable to certain of its shareholders, directors and officers to fund operations. These notes require repayment when the Company has sufficient cash resources for repayment and bear interest at 0%.  As of June 30, 2007, $120,000 in notes payable was outstanding to related parties.  Other amounts due to related parties consist of short term loans that have a balance outstanding at June 30, 2007 of $5,069.

During 2008, the Company issued additional notes payable to three of its shareholders, to fund operations.  Amounts outstanding under these notes payable as of June 30, 2008 was $75,513.

This Loan requires interest only payments and bears interest at 12%, is secured by all the assets of the Company, and personally guaranteed by the three officers of the Company.  The loan is due on April 1, 2009, and may be prepaid at any time without penalty.

As of June 30, 2008, there was $316,075 due to related companies and certain of its officers that related to working capital needs. Included in this amount is $120,000 that was outstanding at June 30, 2007.

During 2008, the Company paid $5,120 per month ($25,600 total) to Media Evolutions, Inc., a company owned by one of the Founders, for the use of equipment it owns up through April 2008.

GEN2MEDIA CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5	Commitments
Leases

The Company leased office space on a month-to-month basis from Media Evolutions, Inc., a company owned by one of the Founders, for $3,574 per month through December 31, 2007.  Rent expense paid under this lease from July 1, 2007 to December 31, 2007 totaled approximately $21,444.  The Company currently leases office space from an unrelated third-party for $3,500 per month under a 12-month lease from November 2007 to October 2008.   The Company also is leasing warehouse space for $500 per month on a month-to-month basis.

6.	Capital Stock
The Company’s authorized capital stock consists of 100,000,000 shares of Class A common with a par value of $0.001.  In connection with the acquisition discussed in Note 1, three founders of the Company received a total of 32,499,999 shares of Class A common stock in Gen2Media in exchange for their 95% (9,500 member units) ownership interest in E360, LLC.

The shares are restricted until and unless the registration of said shares for resale becomes effective and may not be sold without registration under the Securities Act or pursuant to an exemption from registration. There is currently no public market for the shares.

The Company has effective registration with the SEC and is therefore a reporting public company.  The Company has filed a form 15c2-11 with FINRA and requested that we be allowed to trade on the OTC Bulletin Board.  This application is pending.

During the six months ended December 31, 2007, the Company sold 2,800,000 shares of its common stock for $.10 per share pursuant to private placements of securities.  The Company intends used the proceeds to cover ongoing operational expenses.

On October 18, 2007, the Company approved and issued 700,000 Class A common shares to Sichenzia, Ross, Friedman & Ference, LLP in return for legal services.  The value of these shares was determined to be $.10 per shares based on the recent sales of the Company’s common stock.  The expense of $70,000 was recorded as professional fees.

GEN2MEDIA CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 25, 2007, the Company granted options totaling 5,000,000 shares of Class A common stock to 3 members of the business advisory board.  The value of these options at the grant date was determined to be $.068 per share.  These options will be expensed over their two-year vesting period.  For the year ended June 30, 2008, the Company recognized $115,507 of expense as consulting fees for these options.

On October 25, 2007, the Company granted options totaling 2,000,001 shares of Class A common stock to 3 manager-directors of the Company.  The value of these options at the grant date was determined to be $.076 per share.  These options vested immediately and were expensed in 2008. For the year ended June 30, 2008, the Company recognized $152,000 of expense as payroll expense for these options.

On October 25, 2007 the Company granted an irrevocable option and warrant for 2,000,000 shares of Class A common stock at $.01 per share to Vanguard Capital, LLC for professional services rendered.  The option vested immediately.  The value of these options at the grant date was determined to be $.092 per share.  The total value of these options was $184,000 and this amount was expensed as professional fees in the year ended June 30, 2008.Vanguard Capital, LLC is controlled by James Byrd, the Company's Chairman of the Board and Chief Executive Officer effective September 18, 2008.

On June 30, 2008, the Company granted options for 1,000,000 shares of Class A common stock to Richard Brock, the Company’s chief financial officer.  The options vested immediately. The value of these options at the grant date was determined to be between $.062 and $.075 per option.  The total value of these options was $68,500 and this amount was expensed as payroll expense.

All of the options granted remained unexercised at June 30, 2008.  The exercise prices are listed below:
     7,500,000 shares at $.05 per share
     2,000,000 shares at $.01 per share
     500,000 shares at $.10 per share

GEN2MEDIA CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Non-Cash Compensation Related to Stock
Effective April 1, 2006, SFAS 123R applied to new awards modified, repurchased, or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date.  The Company uses the Black-Scholes option-pricing model to value its new stock option grants under SFAS 123R.

The estimated fair value of each option grant is determined on the date of grant using Black-Scholes option pricing model.  The Black-Scholes model is dependent upon key inputs estimated by management, including the expected term of an option and the expected volatility of our common stock price over the expected term.  The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures.  The risk-free interest rate is based on the yield on zero-coupon U.S. treasury securities at the time of grant for a period commensurate with the expected term.  The expected volatility is calculated based on the historical experience of internet-related companies with a price volatility ranging from 42% to 117%.  We estimated our volatility to be 73% to 75%.

Compensation cost arising from non-vested stock granted to employees and from non-employees stock awards is recognized as expense using the graded vesting attribution method over the vesting period.  As of June 30, 2008, there was $244,493 of remaining unrecognized compensation cost related to non-vested stock; that cost is expected to be recognized over a weighted average period of 1.7 years.  For the year ended June 30, 2008, the Company’s stock-based compensation expense related to vested stock was $520,007.

The following table summarizes the Company’s plan and non-plan stock options outstanding as of June 30, 2008, as well as option activity during the twelve months then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding as of June 30, 2007	-	$-
Granted	10,000,000	.04
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2008	10,000,000	$.04	2.99	$555,000
Vested and exercisable at June 30,2008	6,698,630	$.04	3.32	$389,932

GEN2MEDIA CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For unit options granted we estimated the fair value of each unit option as of the grant date using the Black-Scholes option pricing model and the following assumptions.

Year Ended June 30,	2008

Expected volatility	73 - 75%
Weighted average volatility	75%
Expected dividends	0.0%
Risk-free rate	3.34 - 4.01%
Expected term, in years	3.0 - 5.0

A summary of the status of the Company’s nonvested shares as of June 30, 2008, and changes during the year ended June 30, 2008, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at June 30, 2007	-	$-
Granted	10,000,000	0.074
Vested	6,698,630	0.078
Nonvested at June 30, 2008	3,301,370	$0.068

At June 30, 2008, the aggregate intrinsic value of options exercisable was $389,932 because the exercise price of 9,000,000 option shares was below the market value of the underlying stock.  No options were exercised during the year ended June 30, 2008; and therefore, no intrinsic value or cash received from option exercises.  During the twelve months ended June 30, 2008 10,000,000 options were granted with weighted-average fair value of $.074 per share.

GEN2MEDIA CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Earnings per Share	The following is a reconciliation of basic and diluted loss per common share:

Year Ended June 30,	2008	2007

Net loss	$(1,651,329)	$(622,585)

Weighted average shares outstanding – basic and diluted	44,025,685	38,915,114

Basic and diluted loss per common share	$(0.04)	$(0.02)

The common stock options outstanding during the period were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

9.	Going Concern
The Company has generated limited revenues and has incurred losses of $2,396,509 since inception.  The Company faces all the risks common to companies in their early stages of development including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth.  In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.  The future of the Company hereafter will depend in large part on the Company’s ability to generate revenues and to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

The Company, since inception, has generated limited revenues; however, the Company expects to begin to realize substantial revenue beginning in September 2008.  The Company expects to generate revenues from corporate clients and partners in the way of advertising revenue, through the delivery of the client’s content, platform and technology via the internet.  The Company feels they will either receive a fee for those services, or will share in the revenue generated from the clients and partners through use of their technology.  The Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business.  However, there are no assurances that any such financing can be obtained on acceptable terms, if at all.

GEN2MEDIA CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Subsequent Events
On September 18, 2008, Ms. Mary Spio resigned as the Chief Executive Officer of the Company. Ms. Spio will remain President and Director. On September 18, 2008, a majority of the shareholders of the Company appointed Mr. James Byrd to be the Chairman of the Board and Chief Executive Officer of the Company.

On September 22, 2008, Mr. Richard Brock resigned as the Chief Financial Officer of the Company. Thereafter, on September 22, 2008, the Board of Directors elected Mr. Thomas Moreland to serve as Chief Financial Officer of the Company.

Effective July 14, 2008, the Company signed a management agreement with Media Evolutions, Inc. (“MEV”), a company related by common ownership.  The Company will manage MEV and will be entitled to all profit generated by MEV.  The Company will also pay all costs of MEV.

On July 15, 2008, the Company entered into a contract with Tribune Interactive.  Total revenue expected from this contract is $269,995 and will be continue through December 31, 2009.  Services are expected to include the creation of an online solution featuring design of new video section and places for existing content, as well as the production of a daily show highlighting and promoting the overall content of one of Tribune’s existing media delivery networks.

An agreement was reached with the business advisory board members in August 2008 that their options would become fully vested if they agreed to exercise their options.  The members of the business advisory board exercised 5,000,000 options for $250,000, of which $25,000 was paid by forgiveness of debt.

In August 2008, Vanguard Capital, LLC exercised their option to purchase 2,000,000 common shares at $0.01 per share, resulting in cash proceeds of $20,000.

In August 2008 certain related parties converted debt of $291,117 to 2,911,169 shares of common stock at $0.10 per share.

On September 25, 2008, the Board of Directors passed a resolution to issue 8,879,007 shares of common stock.  5,750,000 of these shares were issued in satisfaction of options exercised, and 2,911,169 were issued in satisfaction of debt obligations to related parties, 212,838 were issued to employees in satisfaction of amounts due and 5,000 were issued directly to an investor.