Form 10-K/A
Gen 2 Media CORP
filed 2008-09-30
CIK 1418826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes       No R

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes       No R

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes R      No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   R

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

   Large accelerated filer                 Accelerated filer               Non-accelerated filer      Smaller reporting company R

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes o      No R

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

We have a limited operating history upon which to base an investment decision .

We were formed in May 2007 and launched E360Live in July 2007. We have a limited operating history as a company.  As a result, there is very limited historical performance upon which to evaluate our prospects for achieving our business objectives.  Our prospects must be considered in light of the risks, difficulties and uncertainties frequently encountered by development stage entities.

We will need significant additional capital, which we may be unable to obtain .

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

We face significant competition from other social networking sites which may cause a significant decline in user traffic or in the size of our network ..

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

We are dependent upon our Managers for the operating of the Company ..

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
( Principal Executive Officer)

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

/s/ Cross Fernandez & Riley LLP

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