Form 10-Q
period 2008-09-30
Gen 2 Media CORP
filed 2008-11-14
CIK 1418826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 333-139991

GEN2MEDIA CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	26-1358844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2295 S. Hiawassee Road, Suite 414, Orlando, FL 32835	90405
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (310) 770-1693

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 11, 2008, there were 55,324,007outstanding shares of the Registrant's Common Stock, $.001 par value.

GEN2MEDIA CORPORATION
SEPTEMBER 30, 2008 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GEN2MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	(unaudited) September 30, 2008	June 30, 2008
Assets

Current:
Cash and cash equivalents	$84,286	$3,079
Accounts Receivable	218,742	5,000
Total Current Assets	303,028	8,079

Furniture and Equipment:
Computer equipment	72,268	66,305
Office furniture and fixtures	7,302	7,302
	79,570	73,607
Less: Accumulated depreciation	(19,728)	(15,854)

Net Furniture and Equipment	59,842	57,753

Intangibles, net:
Intangible Asset, net - customer list	74,181	-
Website platform	237,010	270,868
Patent Pending	8,754	8,754

Intangible Assets, net of accumulated amortization	319,945	279,622
Total Assets	$682,815	$345,454

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts Payable	$180,514	$93,092
Accrued Salaries	27,130	43,966
Due to related parties	174,130	487,485
Current portion of Notes Payable	64,033	-
Total Current Liabilities	445,807	624,543

Notes payable - non current portion	19,647	-
Total Liabilities	465,454	624,543
Minority Interest	320,608	324,176

Stockholders' Deficit:

Common stock, $.001 par value; 100,000,000 shares authorized;
54,324,007 and 45,195,000 issued and outstanding at September 30 and June 30, 2008, respectively	54,324	45,195
Additional paid in capital	2,775,651	1,769,649
Accumulated Deficit	(2,933,224)	(2,418,109)

Total Stockholders' Deficit	(103,249)	(603,265)

Total Liabilities and Stockholders' Deficit	$682,815	$345,454

GEN2MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Quarter	Quarter
	ended	ended
	09/30/08	09/30/07

REVENUES	$514,135	$20,541

Cost of Sales	101,111	-

Operating Margin	413,024	20,541

Selling Genreal and Adminsitrative	406,055	290,568
Depreciation and Amortization	43,421	36,682
Stock based compensation	482,229	-
Total expenses	931,705	327,250

MINORITY INTEREST IN LOSS OF SUBSIDIARY	(3,566)	(15,335)

NET LOSS	(515,115)	(291,374)

NET LOSS TO COMMON SHAREHOLDERS	$(515,115)	$(291,374)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	46,617,765	38,915,114

GEN2MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT/EQUITY
(UNAUDITED)

	Class A		Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2007	41,695,000	$41,695	$803,142	$(644,185)	$200,652

Common stock subscription payment received	-	-	100,000	-	100,000

Common stock issued in
private placement	2,800,000	2,800	277,200	-	280,000

Common stock issued in
stock grant for services rendered	700,000	700	69,300	-	70,000

Common stock option compensation cost	-	-	520,007	-	520,007

Net loss	-	-	-	(1,773,924)	(1,773,924)

Balance at June 30, 2008	$45,195,000	$45,195	$1,769,649	$(2,418,109)	$(603,265)

Common stock issued for forgiveness of debt	3,624,007	3,624	333,777		337,401

Common stock issued for Options exercised	5,500,000	5,500	189,501		195,001

Common stock option compensation cost			482,229		482,229

Common stcok issued for cash	5,000	5	495		500

Net loss				(515,115)	(515,115)

Balance at September 30, 2008	$54,324,007	$54,324	$2,775,651	$(2,933,224)	$(103,249)

GEN2MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter Ended	Quarter Ended
	09/30/08	09/30/07
Cash Flows from Operating Activities:
Net loss	$(515,115)	$(291,374)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	3,874	2,824
Amortization	39,547	33,858
Stock based compensation	482,229	-
Minority interest in loss of subsidiary	(3,566)	(15,336)
Net changes in:
Due to related parties	9,207	-
Accrued interest	2,521	-
Employee advances	-	(22,931)
Accrued Salaries	4,448	-
Accounts receivable	(213,742)	(20,000)
Accounts payable and accrued expenses	87,422	32,563

Net Cash Used By Operating Activities	(103,175)	(280,396)

Cash Flows from Investing Activities:
Investment in website platform	-	(9,144)
Purchase of furniture and equipment	(5,963)	(29,541)

Net Cash Used By Investing Activities	(5,963)	(38,685)

Cash Flows from Financing Activities:
Proceeds from common stock issuance	195,501	-
Repayments on notes payables	(5,156)	-

Net Cash Provided By Financing Activities	190,345	-

Net Increase (Decrease) in Cash and Cash Equivalents	81,207	(319,081)

Cash and Cash Equivalents, Beginning	3,079	321,497

Cash and Cash Equivalents, Ending	$84,286	$2,416

Supplemental cash flow information:
Non-cash investing activities:
Issuance of notes payable for website development	$-	$200,000
Intangible assets acquired in connection with the purchase accounting related to Media Evloutions	79,870	-
Non-cash financing activities:
Issuance of common stock in exchange for employee and related party indebtedness	337,401	-
Debt assumed in connection with purchase accounting related to Media Evolutions	88,836

GEN2MEDIA CORPORATION AND SUBSIDIARIES
SCHEDULE OF SELLING OF GENERAL AND ADMINISTRATIVE EXPENSES
 (UNAUDITED)

	Quarter	Quarter
	Ended	Ended
	9/30/08	9/30/07

Advertising	$1,374	$40,839

Consulting fees	20,028	29,130

Commissions	7,500	1,000

Contract Labor	7,822	-

Insurance	21,418	14,599

Interest and bank charges	9,766	-

Internet	17,023	42,595

Office maintenance and supplies	9,179	10,015

Payroll	152,521	52,799

Professional fees	92,181	48,499

Programmers	23,673	-

Rent	16,947	10,723

Taxes and licenses	-	489

Telephone	7,381	8,607

Travel and entertainment	13,616	8,920

Utilities	426	-

Other operating expenses	5,200	22,353

TOTAL	$406,055	$290,568

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Gen2Media Corporation (“Gen2” or the “Company”) and its consolidated subsidiaries (E360 and Media Evolutions) is a full service digital media company.  Gen2 engages audiences on digital platforms through provision of media content either directly or through collaboration with channel partners.  Through a combination of original and acquired programming and other entertainment content, Gen2 is focused on providing content that appeals to key demographics attractive to advertisers and distributors on radio, printed news, cable television, satellite, mobile and digital media platforms, and consumer products.

Basis of Presentation

Unaudited Interim Financial Statements
The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the SEC on September 29, 2008 (the “2008 Annual Report”).

Use of Estimates
Preparing financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates presented and the reported amounts of revenues and expenses during the reporting periods presented. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include estimates of revenues and related receivables expected to be collected, valuations of intangible assets and stockbased compensation. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

Basis of Consolidation
The accompanying consolidated financial statements include the accounts and transactions of Gen2 and its subsidiary E360 as well as Media Evolutions, Inc. (MEV).  Gen2 has a 95% interest in E360, which was acquired by Gen2 in a stock exchange.  MEV is controlled by Gen2 pursuant to a management agreement between the two companies effective July 14, 2008.  The consolidation of MEV was treated as a purchase in the quarter ended September 30, 2008.  All significant intercompany accounts and transactions are eliminated in consolidation.

Development stage enterprise
During the year ended June 30, 2008, Gen2 was considered a development enterprise.  During the quarter ended September 30, 2008, Gen2 began to realize revenues from its intended business activities.  Accordingly the company now reports as an operational organization and no longer presents the disclosures necessary of a development stage enterprise.

Reclassifications
Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
Revenue is generated from advertising on E360live.com, fees and revenue sharing associated with the use of our digital media player by our channel partner, the development of micro sites for clients, and services rendered in connection with the production of video content.  Revenue is recognized when services are rendered in accordance with the terms of the agreement provided that the collection of the associated receivable is reasonably assured and there are no remaining significant obligations.

Website Platform
Website platform includes capitalized costs incurred during the application and infrastructure development stage in accordance with EITF 00-02.  Development of the website was completed in July 2007 and has been placed in service.  Website platform has an estimated useful life of 3 years and will be amortized over 36 months on a straight-time basis.

Long-Lived Assets
The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived assets.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the period ended September 30, 2008.

Minority Interest
Minority interest represents the portion of E360 not owned by Gen2.

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS 123(R) requires companies to measure the cost of employee service received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

Income Taxes
The Company follows the provisions of the Interpretations No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48")  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, The Company has not recognized a liability as a result of the implementation of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since their is no unrecognized benefit as of the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of FIN 48. If there were  an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Deferred income taxes are recognized for the tax consequences of temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities in accordance with SFAS No. 109, "Accounting for Income Taxes." Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to realized. Income tax expense is the tax payable or refundable for the period plus or minus change during the period in deferred tax assets and liabilities.

Earnings per Common share
Basic earnings per common share excludes potentially dilutive securities and is computed by dividing net earnings(loss) by the weighted average number of common shares outstanding during the period.  Fully diluted earnings per share are not displayed as the impact of including those shares would be anti-dilutive. For the three months ended September 30, 2008 and 2007 the Company had 8,300,001 and 0 potentially dilutive common shares, respectively, which were not included in the calculation of diluted loss per share.

Financial Instruments
In July 2008, the Company adopted SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157") to value its financial assets and liabilities. The adoption of SFAS No. 157 did not have a significant impact on the Company's results of operations, financial positions or cash flows. SFAS No. 157 defines fair value, establishes a framework for measurings fair value as the exchange price that would be paid by an external party for an asset or liability (exit price). SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when fair value. Three levels of inputs may be used to measure fair value:

●	Level 1 - Active market provides quoted prices for identical assets or liabilities;
●	Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable with market data; and
●	Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumption that market participants would use in pricing.

Fair value estimates discussed herein are based upon certian market assumptions and pertinent information available to management as of September 30, 2008. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relovant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balace-sheet financial instruments approximated their fair values. These financial statements which include cash, tradce reveivables, borrowings, related party notes payable, accounts payable and accrued liabilities are valued using Level 1 inputs and are immediately available without market risk to principal. Fair values were assumed to approximate caarrying values for these financial instruments since they are short term in nature and their carrying acmounts approximate fair values or they are receiveable or payable on demand. The Company does not have other financial assets that would be characterized as Level 2 or Level 3 assets.

SFAS No. 157 is effective for non-financial assets and liabilities for the Company's fiscal year begining July, 2008. The Company is currently assessing the impact of this pronouncement as it relates to non-financial assets and liabilities.

NOTE 3. RECENT ACCOUNTING STANDARDS

Statement No. 142-3
In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, Goodwill and Other Intangible Assets. The intent is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB No. 141(R), Business Combinations—revised (“FAS 141(R)”), and other GAAP. FAS 142-3 will be effective for intangible assets acquired beginning July 1, 2009. Accordingly, the impact on the Company would be limited to the extent of any future acquisitions.

Statement No. 161
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 requires entities to provide enhanced disclosures related to how an entity uses derivative instruments, how derivatives are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and the related hedged items impact an entity’s financial statements. FAS 161 is effective for the Company beginning in July 2009. The Company is currently assessing the effect of the disclosure requirements on the Company’s financial statements.

Statement No. 141(R)
In December 2007, the FASB issued FAS 141(R) which provides additional guidance and standards for the acquisition method of accounting to be used for all business combinations. FAS 141(R) will be effective for all business combinations consummated beginning July 1, 2009. Accordingly, the impact on the Company would be limited to the extent of any future acquisitions.

Statement No.160
In December 2007, the FASB issued Statement No. 160, Non-Controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51  (“FAS160”).  FAS 160 establishes and provides accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 will be effective for the Company beginning July 1, 2009. The Company is currently assessing the potential effect of FAS 160 on the Company’s financial statements.

NOTE 4.  ACQUISITION

On July 14, 2008, Gen2 entered in a management agreement with MEV. MEV provides production services to some of the largest names in the entertainment business. The terms of the agreement require Gen2 to manage all the business and financial operations of MEV. In exchange for these services Gen2 shall receive all revenues, profits and cash flows generated by MEV and shall pay all bills and obligations of MEV. Based on these terms, Gen 2 has control of MEV and therefore has treated this transaction as a purchase in the quarter ended September 30, 2008.

The aquisition has been accounted for in accordance with SFAS No. 141 "Business Combinations" and accordingly, the consolidated statements of operations include the results of MEV since the date of acquisition, July 14, 2008. The excess of the purchase price over the fair value of acquired assets and liabilities assumed is allocated to an intangible asset related to MEV's customer lists.

The statement of operations includes revenues and earnings incurred after the date of acquisition, July 14, 2008. On an unaudited proforma basis, had the acquisition ocurred on July 1, 2007, the results for the periods presented would have been as follows:

	Quarter ended 9/30/08	Quarter ended 9/30/07
Revenue	$541,135	$53,179
Net Loss	(515,115)	(263,721)
Loss per share	.01	.01

There was no cash consideration received for this acquisition. The preliminary purchase price of $79,870 was determined by taking the difference between MEV's assets of $8,966 and its debt of $88,836 as of the date of the acquisition.

NOTE 5. RELATED PARTY TRANSACTIONS

During 2008, the Company issued notes payable to three of its shareholders, to fund operations.  Amounts outstanding under these notes payable as of June 30, 2008 was $75,513.  This loan requires interest only payments, bears interest at 12%, is secured by all the assets of the Company, and personally guaranteed by the three officers of the Company.  During August 2008 these notes were satisfied through issuances of shares for $50,000 of the obligation and exercising of options for $25,000.

As of June 30, 2008, there was an additional $411,972 in non interest bearing amounts due to related companies and certain of its officers that related to working capital needs.  During August 2008, 2,411,170 shares were issued in satisfaction of $241,117 of this obligation.  Additionally, subsequent to September 30, 2008, $96,097 was forgiven by certain Officers and Directors in conjunction with the execution of revised employment agreements.

During July, 2008, the company entered into an agreement with MEV to provide management services.  In exchange for management of the business and financial operations, Gen2 has the right to all revenue and profit and is obligated to pay all financial obligations of MEV.  MEV is owned and operated by certain directors and officers of Gen2.

NOTE 6.  NOTES PAYABLE

In connection with the management agreement entered into with MEV, Gen2 became obligated for the repayment of certain notes payable currently outstanding.  These notes consist of a term loan and a revolving line of credit.  The term loan originated on September 20, 2005 with a face value of $100,000 and requires monthly payments of principal and interest over a five year period and bears interest at 6.75%.  The line of credit carries a limit of $50,000 and bears interest at 8.25%.  There was $44,062 and $39,618 outstanding at September 30, 2008 on the term loan and line of credit, respectively.

NOTE 7.  CAPITAL STOCK

The Company’s authorized capital stock consists of 100,000,000 shares of Class A common with a par value of $0.001.  54,324,007 shares were outstanding as of September 30, 2008.

The Company has effective registration with the SEC and is therefore a reporting public company.  The Company filed a form 15c2-11 with FINRA and requested permission to trade on the OTC Bulletin Board.  The Company’s stock began trading on October 3, 2008.

NOTE 8. STOCK BASED COMPENSATION

During the quarter ended September 30, 2008, the company issued 4,300,000 stock options, principally in connection with the recruitment of directors and officers.  Additionally the company accelerated the vesting of options for 5,000,000 shares previously issued to certain advisors.  These options fully vested during the quarter in exchange for an agreement to exercise said options.  Based on these activities compensation cost of $482,229 was recognized.  Unrecognized compensation cost related to unvested stock options at September 30, 2008 was $14,186 and are expected to be recognized over a weighted average period of 39 months.

	Number of Shares Outstanding Under Options	Weighted Average Exercise Price

Balance, July 1, 2007	10,000,001	$0.04
Granted	-	-
Exercised	-	-

Balance, June 30, 2008	10,000,001	0.04

Granted	4,300,000	0.16
Exercised	(6,000,000)	0.04
Forfeited or expired	-	-

Balance, September 30, 2008	8,300,001	$0.11

The weighted average fair value of options granted at market during the three months endedc September 30, 2008  was $0.06 per option. No options were granted during the quarter ended September 30, 2007. The total intrinsic value of opitions exercised during the three months ended September 30, 2008 and was $380,000. The aggregate intrinsic value of the outstanding options at September 30, 2008 was $175,000.

NOTE 9.  GOING CONCERN

The company became operational during the quarter ended September 30, 2008.  Through September 30, 2008, the Company has accumulated losses of $2,933,224. The Company began to realize substantial revenue in the quarter ended September 30, 2008.  The Company expects to generate revenues from corporate clients and partners in the way of advertising revenue, through the delivery of the client’s content, platform and technology via the internet as well as for its production services.  The Company will either receive a fee for those services, or will share in the revenue generated from the clients and partners through use of their technology.

The Company faces all the risks common to companies in their early stages of operations including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth.  In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.  The future of the Company hereafter will depend in large part on the Company’s ability to monetize its investment in its technology and services, and successfully raise capital from external sources to pay for planned expenditures. The Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business.  However, there are no assurances that any such financing can be obtained on acceptable terms, if at all.

NOTE 10.  SUBSEQUENT EVENTS

During October, 2008, Richard Brock, former Gen 2 Chief Financial Officer, exercised stock options for 1,000,000 shares for an exercise price of $75,000. The proceeds from this exercise were used to repay an outstanding related party obligation.

Also during October, 2008, the Company revised employment contracts with three of its officers. The revisions increased base salary amounts, removed certain incentive compensation arrangements and provided for the forgiveness of the Company's obligation for amounts due those parties of $96,097 at September 30, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Gen2 is a full service provider of a proprietary digital media network and related online digital strategies for leading media and entertainment companies. Gen2 engages audiences on digital platforms through provision of media content either directly or through collaboration with channel partners.  Through a combination of original and acquired programming and other entertainment content, Gen2 is focused on providing content that appeals to key demographics attractive to advertisers and distributors or radio, printed news, cable television, satellite, mobile and digital media platforms, and consumer products.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. References in this section to "Gen2Media Corporation.," “Gen2Media,” the "Company," "we," "us," and "our" refer to Gen2Media Corporation and our direct and indirect subsidiaries on a consolidated basis unless the context indicates otherwise.

This quarterly report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

The following discussion and analysis should be read in conjunction with the consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Overview

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007.  Our fiscal year runs from July 1 to June 30.

Revenue

Revenue increased $493,594 to $514,135 in the first quarter of fiscal 2009.  The generation of revenue during the past quarter indicated a transition from a development stage enterprise to an operational organization. Additionaly, revenue of approximately $246,000 was generated by the use of our proprietary digital media by certain channel partners to imbed our technology in their websites or to create strategic marketing and branding through the use of digital media.  Revenue of approximately $238,000 was also generated through the provision of professional production services in connection with the implementation of video, audio and graphic designs for top name entertainers.

Cost of Sales

During the quarter the Company incurred cost of sales in conjunction with the direct provision of services to our clients.   These expenses consist of professional support and production personnel as well as equipment to facilitate the provision of our services.

Operating Margin

The operating margin generated by the services and technologies provided during the quarter were approximately 80%.  The established infrastructure and technology in place at the company allows the provision of our products and services to the marketplace at a low cost ratio for each new client engagement allowing for a strong margin.

Selling General and Administrative

Selling General and Administrative costs generally consist of salaries, professional fees, office expenses and other administrative costs.  These costs increased by $115,487 to $406,055 for the quarter ended September 30, 2008.  This increase has allowed the company to begin to build an infrastructure to prepare for future growth.

Depreciation and Amortization

Depreciation and amortization has increased by $6,739 to $43,421.  This increase is due to the amortization associated with the MEV intangible asset, which is being amortized over its expected useful life of 3 years.

Stock based Compensation

The expense associated with stock based compensation is due to options issued during the quarter and previously outstanding options that fully vested and exercised during the quarter.

Net Loss

The net loss for the quarter ended September 30, 2008 increased by $223,741 to $515,115.  The revenue generated during the first quarter was sufficient to offset the selling general and administrative expenses of the company.  The recognition of the expense associated with stock based compensation was a significant element driving the company’s loss in the first quarter.

Liquidity and Capital Resources

The Company had a net working capital of $(162,426) at September 30, 2008, an improvement of $454,038 compared to June 30, 2008. The improvement in the working capital position is largely attributable to the issuance of common stock in exchange for debt and cash produced from the exercise of certain options.

The Company has incurred losses since its inception.  The Company’s auditors have emphasized uncertainty regarding our ability to continue as a going concern in their audit reports for our year ended June 30, 2008. As shown in the accompanying financial statements, the Company realized net losses from operations of $515,115 for the quarter ended September 30, 2008 resulting in an accumulated deficit of $2,997,402 as of September 30, 2008.

Other components of the Company’s working capital and changes therein are discussed as follows:

Cash Equivalents. For the three month period ended September 30, 2008, cash and cash equivalents increased to $84,286 from $3,079 at June 30, 2008. The increase in cash equivalents is primarily attributable to the exercise of stock options of $195,501 during the quarter.  This impact was offset by cash used by operating activities.

Cash Flows from Operating Activities. Net cash used by operating activities was $103,175 for the three months ended September 30, 2008, an improvement of $177,201 over the first quarter of the prior year.  The change in cash flows from operating activities is primarily attributable to the generation of revenue from operations.

Cash Flows from Financing Activities. Net cash provided by financing activities was $190,345 for the three months ended September 30, 2008.  This cash was generated from the exercise of options during the quarter.

Noncash transactions.  During the quarter, the Company issued Common Stock valued at $337,401 in exchange for employee and related party indebtedness.   The Company also entered into a management agreement with Media Evolutions, providing Gen 2 with control over the business and operations of MEV.  The result of this transaction was to recognize an intangible asset of $79,870 and a debt obligation of $88,836.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4T. CONTROLS AND PROCEDURES.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were ineffective. This conclusion was based on the fact as of June 30, 2008, the Company did not have full time qualified accounting staff. On September 22, 2008, the Company engaged full time qualified personnel to remediate this weakness.  While this personnel have been engaged during the quarter, management was unable to perform an adequate evaluation regarding the improvements made to the internal control structure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of September 30, 2008 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of September 30, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report. As required by SEC Rule 13a-15(b), our company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that our disclosure controls and procedures were ineffective at the resonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2008, full time dedicated personnel were engaged for the purpose of financial management and reporting. While full time personnel were engaged near the end of the quarter, there was not adequate time to implement procedures to allow this change to create effect internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6 - EXHIBITS

Exhibit Number	Description

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

10.1	Executive Employment Agreement - James S. Byrd Jr.

10.2	Executive Employment Agreement - Thomas Moreland.

10.3	Management agreement between Gen2Media and Media Evolutions.

10.4	Amendment to Executive Employment Agreement - Mary Spio

10.5	Amendment to Executive Employment Agreement -- Mark Argenti

10.6	Amendment to Executive Employment Agreement - Ian McDaniel

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEN2MEDIA CORPORATION

DATE: November 14, 2008	By:	/s/ James Byrd
James Byrd
Chief Executive Officer (principal executive officer)

By:	/s/ Thomas Moreland
Thomas Moreland
Chief Financial Officer (Principal financial and accounting officer)