Form 10-Q
period 2008-12-31
Gen 2 Media CORP
filed 2009-02-17
CIK 1418826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008
OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 333-139991

GEN2MEDIA CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	26-1358844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7658 Municipal Dr., Orlando, FL	32819
(Address of principal executive offices)	(Zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of February 17, 2009, there were 56,969,945 outstanding shares of the Registrant's Common Stock, $.001 par value.

GEN2MEDIA CORPORATION
DECEMBER 31, 2008 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GEN2MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2008	June 30,2008
Assets

Current:
Cash and cash equivalents	$42,208	$3,079
Accounts Receivable	69,710	5,000
Other Current Assets	5,928	-
Total Current Assets	117,846	8,079

Furniture and Equipment:
Computer equipment	91,309	66,305
Office furniture and fixtures	10,405	7,302
	101,714	73,607
Less: Accumulated depreciation	(24,948)	(15,854)

Net Furniture and Equipment	76,766	57,753

Intangibles, net:
Intangible Asset - Customer list	67,471	-
Website platform	203,151	270,868
Patent Pending	8,754	8,754

Net Intangible Assets, net of accumulated amortization	279,376	279,622
Other Assets – Deposits	13,652	-
Total Assets	$487,640	$345,454

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts Payable	$200,745	$93,092
Accrued Salaries	154,146	43,966
Due to related parties	3,033	487,485
Convertible Secured Promissory Notes	7,110	-
Notes Payable - current portion	68,312	-

Total Current Liabilities	433,346	624,543

Note Payable - noncurrrent portion	13,473	-
Total liabilities	446,819	624,543

Minority Interest	312,475	324,176
Stockholders' Deficit:

Common stock, $.001 par value; 100,000,000 shares authorized;
55,544,007 at December 31, 2008 and 45,195,000 at June 30, 2008 issued and outstanding	55,544	45,195
Additional paid in capital	3,060,807	1,769,649
Accumulated Deficit	(3,388,005)	(2,418,109)

Total Stockholders' Deficit	(271,654)	(603,265)
	-
Total Liabilities and Stockholders' Deficit	$487,640	$345,454

See accompanying notes to consolidated financial statements.

GEN2MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter	Quarter	Six months	Six months
	ended	ended	ended	ended
	12/31/2008	12/31/2007	12/31/2008	12/31/2007

REVENUES	$383,738	$7,058	$897,873	$27,559

Cost of Sales	283,071	4,583	384,182	4,583

Gross Margin	100,667	2,475	513,691	22,976

Selling General and Adminsitrative	517,391	656,222	923,473	946,750
Depreciation and Amortization	45,788	37,435	89,209	74,117
Stock based compensation	377	-	482,606	-
Total expenses	563,556	693,657	1,495,288	1,020,867

MINORITY INTEREST IN LOSS OF SUBSIDIARY	(8,135)	(34,560)	(11,701)	(49,895)

NET LOSS	(454,754)	(656,622)	(969,896)	(947,996)

NET LOSS TO COMMON SHAREHOLDERS	$(454,182)	$(656,622)	$(969,896)	$(947,996)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.02)	$(0.02)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	55,182,451	43,250,556	49,142,501	42,472,778

See accompanying notes to consolidated financial statements.

GEN2MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT/EQUITY
(UNAUDITED)

	Class A		Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2008	45,195,000	$45,195	$1,769,649	$(2,418,109)	$(603,265)

Common stock issued for forgiveness of debt	3,624,007	3,624	333,777	-	337,401

Common stock issued for Options exercised	6,700,000	6,700	273,300	-	280,000

Common stock option compensation cost	-	-	482,606	-	482,606

Common stock allocation for convertible secured promissory notes' warrants and beneficial converstion features	-	-	195,000	-	195,000

Common stock issued for cash	25,000	25	6,475	-	6,500

Net loss	-	-	-	(969,896)	(969,896)

Balance at December 31, 2008	55,544,007	$55,544	$3,060,807	$(3,388,005)	$(271,654)

See accompanying notes to consolidated financial statements.

GEN2MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended	Six months ended
	12/31/08	12/31/07
Cash Flows from Operating Activities:
Net loss	$(969,896)	$(947,996)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	9,094	6,400
Amortization	80,116	67,717
Common stock issued for services	-	70,000
Accretion of interest expense	7,110	-
Stock based compensation	482,606	204,315
Minority interest in loss of subsidiary	(11,701)	(49,895)
Net changes in:
Due to related parties	6,631	1,260
Other current assets	(5,928)	-
Deposits	(13,652)	-
Accrued Salaries	40,464	-
Accounts receivable	(64,710)	-
Accounts payable and accrued expenses	107,653	2,815

Net Cash Used By Operating Activities	(332,213)	(645,384)

Cash Flows from Investing Activities:
Investment in website platform	-	(9,144)
Purchase of furniture and equipment	(28,107)	(29,541)

Net Cash Used By Investing Activities	(28,107)	(38,685)

Cash Flows from Financing Activities:
Proceeds from common stock issuance	211,500	380,000
Repayments on notes payable	(7,051)	-
Proceeds from issuance of Convertible Secured Promissionary Notes	195,000	-

Net Cash Provided By Financing Activities	399,449	380,000

Net Increase (Decrease) in Cash and Cash Equivalents	39,129	(304,069)

Cash and Cash Equivalents, Beginning	3,079	321,497

Cash and Cash Equivalents, Ending	$42,208	$17,428

Supplemental cash flow information:
Non-cash operating activities:
Forgiveness of accounts payable in exchange for the exercise of options	$75,000	$-
Forgiveness of payroll obligation in connection with revised officer contracts	96,097	-
Non-cash investing activities:
Issuance of notes payable for website development	-	200,000
Debt assumed in connection with purchase accounting related to Media Evolutions	88,836	-
Intangible assets acquired in connection with the purchase accounting related to Media Evloutions	79,870	-
Issuance of common stock in exchange for forgiveness of employee and related party indebtedness	337,401	-

See accompanying notes to consolidated financial statements.

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

Use of Estimates
Preparing financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates presented and the reported amounts of revenues and expenses during the reporting periods presented. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include estimates of revenues and related receivables expected to be collected, valuations of intangible assets and stock-based compensation. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

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

Development stage enterprise
During the year ended June 30, 2008, Gen2 was considered a development enterprise.  During the quarter ended September 30, 2008, Gen2 began to realize revenues from its intended business activities.  Accordingly the company now reports as an operational organization and no longer presents the disclosures necessary for a development stage enterprise.

Reclassifications
Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
Revenue is generated from advertising on E360live.com, fees and revenue sharing associated with the use of our digital media player by our channel partners, the development of micro sites for clients, production and distribution of original content, and services rendered in connection with the production of video content.  Revenue is recognized when services are rendered in accordance with the terms of the agreement provided that the collection of the associated receivable is reasonably assured and there are no remaining significant obligations.

Website Platform
Website platform includes capitalized costs incurred during the application and infrastructure development stage in accordance with EITF 00-02.  Development of the website was completed in July 2007 and has been placed in service.  Website platform has an estimated useful life of 3 years and will be amortized over 36 months on a straight-time basis.

Long-Lived Assets
The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived assets.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the period ended December 31, 2008.

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

Income Taxes
The Company follows the provisions of the Interpretations No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48").  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not recognized a liability as a result of the implementation of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of FIN 48. If there were  an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax expense as the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Earnings per Common share
Basic earnings per common share excludes potentially dilutive securities and is computed by dividing net earnings(loss) by the weighted average number of common shares outstanding during the period.  Fully diluted earnings per share are not displayed as the impact of including those shares would be anti-dilutive. For the quarter and six months ended December 31, 2008 and 2007 the Company had 8,036,001 and 9,000,000 potentially dilutive common shares, respectively, which were not included in the calculation of diluted loss per share.

Financial Instruments
In July 2008, the Company adopted SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157") to value its financial assets and liabilities. The adoption of SFAS No. 157 did not have a significant impact on the Company's results of operations, financial positions or cash flows. SFAS No. 157 defines fair value, establishes a framework for measurings fair value as the exchange price that would be paid by an external party for an asset or liability (exit price). SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when fair value is calculated. Three levels of inputs may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial statements which include cash, trade receivables, borrowings, related party notes payable, accounts payable and accrued liabilities are valued using Level 1 inputs and are immediately available without market risk to principal. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The Company does not have other financial assets that would be characterized as Level 2 or Level 3 assets.

SFAS No. 157 is effective for non-financial assets and liabilities for the Company's fiscal year beginning July 1, 2009. The Company is currently assessing the impact of this pronouncement as it relates to non-financial assets and liabilities.

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

The recent accounting standards disclosed should be read in conjunction with the disclosures made in the Company's Annual Report on form 10-K for the fiscal year ended June 30, 2008.

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

The statement of operations includes revenues and earnings incurred after the date of acquisition, July 14, 2008. On an unaudited proforma basis, had the acquisition ocurred on July 1, 2007, the results for the periods presented would have been as follows:

	Quarter ended 12/31/08	Quarter ended 12/31/07	Six months ended 12/31/08	Six months ended 12/31/07
Revenue	$383,738	$48,258	$897,873	$101,397
Net Loss	(363,782)	(688,502)	(878,896)	952,223
Loss per share	.01	.02	.02	.02

There was no cash consideration paid for this acquisition. The purchase price of $79,870 was determined by taking the difference between MEV's assets of $8,966 and its debt of $88,836 as of the date of the acquisition.

NOTE 5. RELATED PARTY TRANSACTIONS

During 2008, the Company issued notes payable to three of its shareholders, to fund operations.  Amounts outstanding under these notes payable as of June 30, 2008 was $75,513.  This loan requires interest only payments, bears interest at 12%, is secured by all the assets of the Company, and personally guaranteed by the three officers of the Company.  During August 2008 these notes were satisfied through issuances of shares for $50,000 of the obligation and exercising of options for $25,000 for an aggregate of 1,000,000 shares.

As of June 30, 2008, there was an additional $411,972 in non interest bearing amounts due to related companies and certain of its officers that related to working capital needs.  During August 2008, 2,411,170 shares were issued in satisfaction of $241,117 of this obligation.  Additionally, in October, 2008, $96,097 was forgiven by certain Officers and Directors in conjunction with the execution of revised employment agreements. This amount is being amortized over the life of the employment agreements.

During July, 2008, the company entered into an agreement with MEV to provide management services.  In exchange for management of the business and financial operations, Gen2 has the right to all revenue and profit and is obligated to pay all financial obligations of MEV.  MEV is owned and operated by certain directors and officers of Gen2.

During October, 2008, Richard Brock, former Gen 2 Chief Financial Officer, exercised stock options for 1,000,000 shares for an exercise price of $75,000. The proceeds from this exercise were used to repay an outstanding related party obligation and no cash was received or disbursed by the Company.

During December, 2008, the company issued Convertible Secured Promissory Notes (See Note 7).   Of the $195,000 issued $50,000 was issued to a Director and Officer.

NOTE 6.  NOTES PAYABLE

In connection with the management agreement entered into with MEV, Gen2 became obligated for the repayment of certain notes payable currently outstanding.  These notes consist of a term loan and a revolving line of credit. The notes are secured by a personal guarantee from Richard Brock, Ian McDaniel and Mark Argenti.  The term loan originated on September 20, 2005 with a face value of $100,000 and requires monthly payments of principal and interest over a five year period and bears interest at 6.75%.  The line of credit carries a limit of $50,000 and bears interest at 8.25%.  There was $42,238 and $39,547 outstanding at December 31, 2008 on the term loan and line of credit, respectively.

NOTE 7.  CONVERTIBLE SECURED PROMISSORY NOTES

During the quarter ended December 31, 2008, the Company issued debt instruments in the form of promissory notes (the “Notes”). The Notes carry interest at 12% and are due and payable in full at the earlier of either minimum equity financing of $1 million or one year. Interest can be received monthly or accrued and paid at maturity at the option of the holder. The Notes are secured by all assets of the Company.

The holders of the Notes have the option, but not the obligation, to convert the outstanding principal into common stock at any time under any of the following terms: A conversion price of $.25 per share; a conversion price of 30% less than price per share obtained in the next round of financing completed by the Company; a conversion price of 30% less than the price per share paid in the event of a sale of the company, or $0.13 per share in the event the Company does not raise a minimum of $1 million in additional financing.

The notes contain warrants to purchase shares valued at 20% of the face value of the note assuming a stock value of $0.25 per share and an exercise price of $0.001 per share. If the value of common stock at the time of conversion is less than $0.25, the payee shall receive additional warrants to bring the total value of warrants issued under this program to be equal to 20% of the face value of the Note. The Notes also included a beneficial conversion feature as the obligations can convert into equity for an exercise price less than the share price at the time of issuance at the option of the holder. Based on these features, the proceeds from debt were split between the value of the warrants and the debt. Further, the debt obligation must have value assigned to the beneficial conversion feature. These valuations cause the proceeds from these notes to be allocated to additional paid capital with $78,152 assigned to the value of the warrants and the remaining $116,848 assigned to the beneficial conversion feature. The face value of the debt will be accreted to interest expense over the 1-year term of the debt.

NOTE 8.  CAPITAL STOCK

The Company’s authorized capital stock consists of 100,000,000 shares of Class A common with a par value of $0.001. 55,544,007 shares were outstanding as of December 31, 2008.

The Company has effective registration with the SEC and is therefore a reporting public company.  The Company filed a form 15c2-11 with FINRA and requested permission to trade on the OTC Bulletin Board.  The Company’s stock began trading on October 3, 2008.

NOTE 9. STOCK BASED COMPENSATION

During the quarter and six months ended December 31, 2008, the company issued options for 0 and 4,300,000 shares of stock, principally in connection with the recruitment of directors and officers.  Additionally, during the six months ended December 31, 2008, the Company accelerated the vesting of options for 5,000,000 shares previously issued to certain advisors.  These options fully vested during the quarter in exchange for an agreement to exercise said options.  Based on these activities compensation cost of $377 and $482,606 was recognized in the quarter and six months ended December 31, 2008.  Unrecognized compensation cost related to unvested stock options at December 31, 2008 was $13,809 and are expected to be recognized over a weighted average period of 36 months.

	Number of Shares Outstanding Under Options	Weighted Average Exercise Price

Balance, July 1, 2007	-	$-
Granted	10,000,001	0.04
Exercised	-	-

Balance, June 30, 2008	10,000,001	0.04

Granted	4,300,000	0.16
Exercised	(7,200,000)	0.04
Forfeited or expired	-	-

Balance, December 31, 2008	7,100,001	$0.12

The weighted average fair value of options granted at market during the quarter and six months ended December 31, 2008 was $0.06 per option. The weighted average fair value of options granted at market during the quarter and six months ended December 31, 2007 was $0.02 per share. The total intrinsic value of options exercised during the quarter and six months ended December 31, 2008 and was $935,000 and $1,315,000 respectively. The aggregate intrinsic value of the outstanding options at December 31, 2008 was $5,240,000.

NOTE 10.  GOING CONCERN

The company became operational during the quarter and six months ended December 31, 2008 and exited the development stage in that period.  The Company began to realize substantial revenue in the quarter and six months ended December 31, 2008.  Through December 31, 2008 the Company has accumulated losses of $3,297,005.  The Company expects to generate revenues from corporate clients and partners in the way of advertising revenue, through the delivery of the client’s content, platform and technology via the internet as well as for its production services.  The Company will either receive a fee for those services, or will share in the revenue generated from the clients and partners through use of their technology.

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

NOTE 11.  SUBSEQUENT EVENTS

During January 2009, the Company revised the employment agreement with Jim Byrd, Chairman and CEO.  The revised terms decreased the annual salary from $350,000 to $200,000 and reduced the exercise price of his outstanding options from $0.10 to $0.05.  Additionally, the amount of accrued salary Mr. Byrd deferred during the period of his employment of $48,548 was used to exercise 970,962 options at an exercise price of $.05.

Subsequent to December 31, 2008 the Company issued additional Secured Promissory Notes in the amount of $170,000.  The proceeds from these notes were used for the deployment of sales resources, infrastructure and working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

RESULTS OF OPERATIONS

The consolidated results of operations are presented below for the quarter and six months ended December 31, 2008 and 2007.

	Quarter	Quarter	Six months	Six months
	ended	ended	ended	ended
	12/31/2008	12/31/2007	12/31/2008	12/31/2007

REVENUES	$383,738	$7,058	$897,873	$27,559

Cost of Sales	283,071	4,583	384,182	4,583

Operating Margin	100,667	2,475	513,691	22,976

Selling General and Adminsitrative	517,391	656,222	932,473	946,750
Depreciation and Amortization	45,788	37,435	89,209	74,117
Stock based compensation	377	-	482,606	-
Total expenses	563,556	693,657	1,495,288	1,020,867

MINORITY INTEREST IN LOSS OF SUBSIDIARY	(8,135)	(34,560)	(11,701)	(49,895)

NET LOSS	$(454,754)	$(656,622)	$(969,896)	$(947,996)

Revenue

Revenue increased $376,680 to $383,738 in the quarter ended December31, 2008 as compared to the quarter ended December 31, 2007.  Revenue in the quarter consisted of $46,000 in Digital Video Publishing and $330,000 from Production related activities.  Additionally, the Company began generating revenue from content distribution during the quarter.  While the amount was nominal, the initial sales in this area represent a significant milestone for the Company.   Revenue increased $870,274 to $897,873 in the six months ended December 31, 2008.  The most significant revenue during the period came from production related activities followed by digital video publishing with revenues of $568,000 and $292,000, respectively.

Cost of Sales

During the quarter the Company incurred cost of sales in conjunction with the direct provision of services to our clients.   These expenses consist of professional support and production personnel as well as equipment to facilitate the provision of our services.  The cost of production services is highly dependent on the nature of equipment required for a given engagement.  This cost was higher for second quarter vs. first quarter production engagements.

Gross Margin

The gross margin generated by the services and technologies provided during the quarter and six months were approximately 26% and 57% respectively.  The established infrastructure and technology in place at the Company allows the provision of our products and services to the marketplace at a low cost ratio for each new client engagement allowing for a strong margin.  While that is the case in use of the Company’s digital video publisher, margins in production services are more variable as the cost structure is largely dependent on the burden of high technology equipment that is rented.  For that reason the gross margin is lower in the second quarter.

Selling General and Administrative

Selling General and Administrative costs generally consist of salaries, professional fees, office expenses and other administrative costs.  These costs decreased by $138,831 to $517,391, and $23,277 to $923,473 for the quarter and six months ended December 31, 2008, respectively.  The expenses in the quarters and six months ended December 31, 2008 were related to infrastructure and the establishment of the Company as a revenue producing entity.  The expenses in the prior years quarter and six months while related to infrastructure were heavily loaded with consulting and professional fees associated with the Company’s initial public filings.

Depreciation and Amortization

Depreciation and amortization increased by $8,353 to $45,788 and $15,428 to $89,209 in the quarter and six months ended December 31, 2008, respectively.  This increase is due to the amortization associated with the MEV intangible asset, which is being amortized over its expected useful life of 3 years.

Stock based Compensation

The expense associated with stock based compensation is due to options issued during the first quarter and previously outstanding options that fully vested and exercised during the quarter.  Options expense was minimal during the second quarter.

Net Loss

The net loss for the quarter ended December 31, 2008 decreased by $201,868 to $454,754, while the net loss for the six months ended December 31, 2008 increased by $21,900 to $969,896.  The net loss for the quarter ended December 31, 2008 was an improvement in comparison to the prior year as the expenses in the prior year quarter related to the Company's initial public filings were more significant than the current quarter’s expenses.  The expenses in the current quarter related to establishment of infrastructure and operational implementation.  The most significant difference between the six months ended December 31, 2008 and 2007 was the incurrence of stock based compensation.

Liquidity and Capital Resources

The Company had a net working capital deficit of $(315,500) at December 31, 2008, an improvement of $300,964 compared to June 30, 2008. The improvement in the working capital position is largely attributable to the issuance of common stock in exchange for debt and cash produced from the exercise of certain options.

The Company has incurred losses since its inception.  The Company’s auditors have emphasized uncertainty regarding our ability to continue as a going concern in their audit reports for our year ended June 30, 2008. As shown in the accompanying financial statements, the Company realized net losses from operations of $454,182 and $969,896 for the quarter and six months ended December 31, 2008 resulting in an accumulated deficit of $3,388,005 as of December 31, 2008.

The Company intends to generate liquidity through the issuance of additional debt or equity in the capital markets before it is able to achieve operating profitability.

Other components of the Company’s working capital and changes therein are discussed as follows:

Cash Equivalents. For the six month period ended December 31, 2008, cash and cash equivalents increased to $42,208 from $3,079 at June 30, 2008. The increase in cash equivalents is primarily attributable to the exercise of stock options of $211,500 and issuance of convertible debentures of $195,000 during the six months.  This impact was offset by cash used by operating activities.

Cash Flows from Operating Activities. Net cash used by operating activities was $332,213 for the six months ended December 31, 2008, an improvement of $313,171 over the first six months of the prior year.  The change in cash flows from operating activities is primarily attributable to the generation of revenue from operations.

Cash Flows from Financing Activities. Net cash provided by financing activities was $399,449 for the six months ended December 31, 2008.  This cash was generated from the exercise of stock options and issuance of convertible debentures during the six months.

Noncash transactions.  During the six months, the Company issued Common Stock valued at $412,701 in exchange for employee and related party indebtedness.   The Company recognized debt relief through the forgiveness of accrued salaries due to certain officers and directors in connection with the revision of employment contracts.  The Company also entered into a management agreement with Media Evolutions, providing Gen2 with control over the business and operations of MEV.  The result of this transaction was to recognize an intangible asset of $79,870 and a debt obligation of $88,836.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were ineffective. This conclusion was based on the fact as of June 30, 2008, the Company did not have full time qualified accounting staff. On September 22, 2008, the Company engaged full time qualified personnel to remediate this weakness.  While this change improved internal control over transactional execution during the past quarter, the complexity of the accounting for the Convertible Secured Promissory Notes caused managements to continue to have ineffective control over financial reporting as of December 31, 2008.

Management’s Annual Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of December 31, 2008 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

During the quarter and six months ended December 31, 2008, full time dedicated personnel were engaged for the purpose of financial management and reporting. These full time personnel were engaged near the end of the first quarter. While this change improved internal control over transactional execution for during the past quarter, the complexity of the accounting for the convertible debentures caused management to continue have ineffective control over financial reporting as of December 31, 2008.

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

GEN2MEDIA CORPORATION

DATE: February 17, 2009	By:	/s/ James Byrd
James Byrd
Chief Executive Officer (principal executive officer)

By:	/s/ Thomas Moreland
Thomas Moreland
Chief Financial Officer (Principal financial and accounting officer)