Form 10-Q
period 2009-03-31
Gen 2 Media CORP
filed 2009-05-18
CIK 1418826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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

Issuer's telephone number: (321) 293-3360

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 15, 2009, there were 57,957,029 outstanding shares of the Registrant's Common Stock, $.001 par value.

GEN2MEDIA CORPORATION
March 31, 2009 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GEN2MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(unaudited) March 31, 2009	June 30,2008
Assets

Current:
Cash and cash equivalents	$8,751	$3,079
Accounts Receivable	17,894	5,000
Other Current Assets	32,428	-
Deferred Financing Costs	59,590	-
Total Current Assets	118,663	8,079

Furniture and Equipment:
Computer equipment	84,431	66,305
Office furniture and fixtures	24,228	7,302
	108,659	73,607
Less: Accumulated depreciation	(29,603)	(15,854)
Net Furniture and Equipment	79,056	57,753

Intangibles, net:
Customer list	60,906	-
Website platform	169,292	270,868
Patent Pending	8,754	8,754
Intangible Assets, net of accumulated amortization	238,952	279,622

Other Assets – Deposits	16,152	-
Total Assets	$452,823	$345,454

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts Payable	$238,525	$93,092
Accrued Salaries	175,883	43,966
Deferred Revenue	25,333	-
Due to related parties	3,033	487,485
Convertible Secured Promissory Notes	107,931	-
Notes Payable - current portion	66,827	-

Total Current Liabilities	617,532	624,543

Note Payable - noncurrrent portion	9,678	-
Total liabilities	627,210	624,543

Minority Interest	281,754	324,176
Stockholders' Deficit:

Common stock, $.001 par value; 100,000,000 shares authorized;
57,709,529 at March 31, 2009 and 45,195,000 at June 30, 2008 issued and outstanding	57,710	45,195
Additional paid in capital	4,180,926	1,769,649
Accumulated Deficit	(4,694,777)	(2,418,109)

Total Stockholders' Deficit	(456,141)	(603,265)

Total Liabilities and Stockholders' Deficit	$452,823	$345,454

See accompanying notes to consolidated financial statements.

GEN2MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	3/31/2009	3/31/2008	3/31/2009	3/31/2008

REVENUES	$61,022	$39,312	$958,895	$66,871

Cost of Sales	30,078	15,693	414,260	20,276

Gross Margin	30,944	23,619	544,635	46,595

Selling General and Adminsitrative	924,731	216,527	1,821,837	958,971
Depreciation and Amortization	45,078	37,206	134,287	111,323
Stock based compensation	276,185	66,433	758,791	270,748
Total expenses	1,245,994	320,166	2,714,915	1,341,042

Operating Loss	(1,215,050)	(296,547)	(2,170,280)	(1,294,447)

Interest Expense	(122,441)	(385)	(148,809)	(376)

Minority Interest in Loss of Subsidiary	30,720	14,847	42,421	64,742

NET LOSS	(1,306,771)	(282,085)	(2,276,668)	(1,230,081)

NET LOSS TO COMMON SHAREHOLDERS	$(1,306,771)	$(282,085)	$(2,276,668)	$(1,230,081)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.01)	$(0.04)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	55,809,365	45,195,000	54,340,733	44,005,933

See accompanying notes to consolidated financial statements.

GEN2MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
(UNAUDITED)

	Class A		Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2008	45,195,000	$45,195	$1,769,649	$(2,418,109)	$(603,265)

Common stock issued for forgiveness of debt	3,624,007	3,624	333,777	-	337,401

Common stock issued for options and warrants exercised	8,750,522	8,751	349,837	-	358,588

Stock based compensation cost for employees	-	-	758,791	-	758,791

Warrants issued for Services			260,762		260,762

Equity allocation for convertible secured promissory notes' warrants and beneficial converstion features	-	-	600,000	-	600,000

Common stock issued for cash	25,000	25	6,475	-	6,500

Common stock issued for professional services	115,000	115	101,635		101,750

Net loss	-	-	-	(2,276,668)	(2,276,668)

Balance at March 31, 2009	$57,709,529	$57,710	$4,180,926	$(4,694,777)	$(456,141)

See accompanying notes to consolidated financial statements.

GEN2MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended	Nine months ended
	3/31/09	3/31/08
Cash Flows from Operating Activities:
Net loss	$(2,276,668)	$(1,230,081)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	13,747	9,748
Amortization	120,540	101,575
Amortization of Deferred Financing Costs	8,910	-
Common stock issued for services	38,250	70,000
Accretion of interest expense	107,931	-
Stock based compensation for employees	758,791	270,748
Stock based compensation for nonemployees	260,762	-
Officer Salary Forgiveness	11,440	-
Minority interest in loss of subsidiary	(42,421)	(64,742)
Net changes in:
Due to related parties	11,728	127,823
Other current assets	(6,928)
Deposits	(16,152)	18,381
Accrued Salaries	94,211	78,627
Deferred Revenue	25,333	-
Accounts receivable	(12,894)	(9,688)
Accounts payable and accrued expenses	145,433	(30,135)
Net Cash Used By Operating Activities	(757,987)	(657,744)

Cash Flows from Investing Activities:
Investment in website platform	-	(9,144)
Purchase of Furniture and Equipment	(35,050)	(29,541)
Net Cash Used By Investing Activities	(35,050)	(38,685)

Cash Flows from Financing Activities:
Proceeds from common stock issuance and warrants exercise	241,540	380,000
Repayments on notes payable	(12,331)	-
Proceeds from issuance of Convertible Secured Promissory Notes	600,000	-
Incurrence of Deferred Financing Costs	(30,500)	-
Net Cash Provided By Financing Activities	798,709	380,000

Net Increase (Decrease) in Cash and Cash Equivalents	5,672	(316,429)

Cash and Cash Equivalents, Beginning	3,079	321,497

Cash and Cash Equivalents, Ending	$8,751	$5,068

Supplemental cash flow information:
Non-cash operating and financing activities:
Forgiveness of accounts payable and accrued salary in exchange for the exercise of options	$123,548	$-
Forgiveness of payroll obligation in connection with revised officer contracts	84,656	-
Non-cash investing and financing activities:	-
Issuance of notes payable for website development	-	200,000
Debt assumed in connection with purchase accounting related to Media Evolutions	88,836	-
Intangible assets acquired in connection with the purchase accounting related to Media Evloutions	79,870	-
Issuance of common stock in exchange for forgiveness of employee and related party indebtedness	337,401	-

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
Revenue is generated from advertising on the Gen2 network (a network of approximately 200 websites), fees and revenue sharing associated with the use of our digital media player by our channel partners, the development of micro sites for clients, production and distribution of original content, and services rendered in connection with the production of video content.  Revenue is recognized when services are rendered or advertising has been delivered in accordance with the terms of the agreement provided that the collection of the associated receivable is reasonably assured and there are no remaining significant obligations.

Website Platform
Website platform includes capitalized costs incurred during the application and infrastructure development stage in accordance with EITF 00-02.  Development of the website was completed in July 2007 and has been placed in service.  Website platform has an estimated useful life of 3 years and will be amortized over 36 months on a straight-time basis.

Long-Lived Assets
The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived assets.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the three and nine months ended March 31, 2009.

Minority Interest
Minority interest represents the portion of E360 not owned by Gen2.

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS 123(R) requires companies to measure the services received in exchange for an award of equity instruments, to both employees and non-employees, based on the grant-date fair value of the award and to recognize it as compensation expense over the period service is provided  in exchange for the award, usually the vesting period.

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

Deferred Financing Costs
The Company recognized deferred financing costs in connection with its Secured Promissory Notes. These costs will be amortized over the term of the debt and represent fees paid to a placement agent in connection with the issuance of this debt.

Earnings per Common share
Basic earnings per common share excludes potentially dilutive securities and is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period.  Fully diluted earnings per share are not displayed as the impact of including those shares would be anti-dilutive. At March 31, 2009 and 2008 the Company had 4,027,689, and 9,000,000 potentially dilutive common shares, respectively, which were not included in the calculation of diluted loss per share.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2009. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, other current assets, accounts payable, deferred revenue and due to related parties.  The fair value of the Company’s notes payable and convertible notes is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

The statement of operations includes revenues and earnings incurred after the date of acquisition, July 14, 2008. On an unaudited proforma basis, had the acquisition ocurred on July 1, 2007, the results for the periods presented would have been as follows:

	Three months ended 3/31/09	Three months ended 3/31/08	Nine months ended 3/31/09	Nine months ended 3/31/08
Revenue	$61,022	$201,614	$958,895	$303,011
Net Loss	(1,306,771)	(136,281)	(2,276,668)	(1,088,504)
Loss per share	(0.02)	(0.01)	(0.04)	(0.02)

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

During the nine months ended March 31, 2009, the company issued Convertible Secured Promissory Notes (See Note 7).   Of the $600,000 issued, $50,000 was issued to a Director and Officer.

During the quarter ended March 31, 2009, the Company's Chief Executive Officer agreed to exercise 970,962 options in exchange for the forgiveness of $48,548 in accrued salary.

During the quarter ended March 31, 2009, the Company's Board of Directors agreed to forego 2,651,170 previously vested options for the purpose of assisting the Company in its efforts to raise additional equity capital.

NOTE 6.  NOTES PAYABLE

In connection with the management agreement entered into with MEV, Gen2 became obligated for the repayment of certain notes payable currently outstanding.  These notes consist of a term loan and a revolving line of credit. The notes are secured by a personal guarantee from Richard Brock, Ian McDaniel and Mark Argenti.  The term loan originated on September 20, 2005 with a face value of $100,000 and requires monthly payments of principal and interest over a five year period and bears interest at 6.75%.  The line of credit carries a limit of $50,000 and bears interest at 8.25%.  There was $36,958 and $39,547 outstanding at March 31, 2009 on the term loan and line of credit, respectively.

NOTE 7.  CONVERTIBLE SECURED PROMISSORY NOTES

During the nine months ended March 31, 2009 the Company issued debt instruments in the form of promissory notes with a face value of $600,000 (the “Notes”). The Notes carry interest at 12% and are due and payable in full at the earlier of either minimum equity financing of $1 million or one year. Interest can be received monthly or accrued and paid at maturity at the option of the holder. The Notes are secured by all assets of the Company.

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

The notes contain warrants to purchase shares valued at 20% of the face value of the note assuming a stock value of $0.25 per share and an exercise price of $0.001 per share. These warrants were exercised during the three months ended March 31, 2009.  If the value of common stock at the time of conversion is less than $0.25, the payee shall receive additional warrants to bring the total value of warrants issued under this program to be equal to 20% of the face value of the Note. The Notes also included a beneficial conversion feature as the obligations can convert into equity for an exercise price less than the share price at the time of issuance at the option of the holder. Based on these features, the proceeds from debt were split between the value of the warrants and the debt. Further, the debt obligation must have value assigned to the beneficial conversion feature. These valuations cause the proceeds from these notes to be allocated to additional paid capital with $248,953 assigned to the value of the warrants and the remaining $351,047 assigned to the beneficial conversion feature. The face value of the debt will be accreted to interest expense over the 1-year term of the debt.

NOTE 8.  CAPITAL STOCK

The Company’s authorized capital stock consists of 100,000,000 shares of Class A common with a par value of $0.001. 57,709,529 shares were outstanding as of March 31, 2009.

The Company has effective registration with the SEC and is therefore a reporting public company.  The Company filed a form 15c2-11 with FINRA and requested permission to trade on the OTC Bulletin Board.  The Company’s stock began trading on October 3, 2008.

NOTE 9. STOCK OPTIONS AND WARRANTS

During the quarter and nine months ended March 31, 2009, the company issued options for 600,000 and 4,900,000 shares of stock respectively, principally in connection with the recruitment of directors, officers and executive level employees. During the nine months ended March 31, 2009, the Company accelerated the vesting of options for 5,300,000 shares previously issued to certain advisors and officers.  These options fully vested during the quarter in exchange for an agreement to exercise said options and for services rendered. During the three months ended March 31, 2009 the exercised price of stock options for certain officers was modified. Based on these activities compensation cost for employees of $260,762 and $758,791 was recognized in the quarter and nine months ended March 31, 2009, respectively.  Unrecognized compensation cost related to unvested stock options at March31, 2009 was $13,809 and are expected to be recognized over a weighted average period of 36 months.

	Number of Shares Outstanding Under Options	Weighted Average Exercise Price

Balance, July 1, 2007	-	$-
Granted	10,000,001	0.08
Exercised	-	-

Balance, June 30, 2008	10,000,001	0.08

Granted	4,900,000	0.13
Exercised	(8,770,962)	0.09
Forfeited or expired	(2,651,170)	0.05

Balance, March 31, 2009	3,477,869	$0.16

The weighted average fair value of options and warrants granted during the quarter and the nine months ended March 31, 2009 was $0.17 per option. The weighted average fair value of options granted at market during the quarter and nine months ended March 31, 2008 was $0.02 per share. The total intrinsic value of options exercised during the quarter and nine months ended March 31, 2009 was $1,510,804 and $3,700,804, respectively. The aggregate intrinsic value of the outstanding options at March 31, 2009 was $3,183,726.

During the three months ended March 31, 2009, the Company issued 550,000 warrants in connection with certain professional services rendered both during the quarter and for future services.  These warrants have a weighted average exercise price of $.71 and $260,762 was recognized as selling general and administrative expense during the quarter ended March 31, 2009.  As of March 31, 2009 $49,830 remains as unrecognized compensation cost related to 225,000 unvested warrants.

For options and warrants granted we estimated the fair value as of the grant date using the Black-Scholes option pricing model and the following assumptions.

Nine Months Ended	2009	2008

Expected Volatility	75%	75%
Weighted average volatility	75%	75%
Expected dividends	0%	0%
Risk-free rate	1.7%-3.5%	4.0%
Expected term, in years	2.0 - 5.0	3.0 - 5.0

NOTE 10.  GOING CONCERN

Through March 31, 2009 the Company has accumulated losses of $4,694,777.  The Company expects to generate revenues from corporate clients and partners in the way of advertising revenue, through the delivery of the client’s content, platform and technology via the internet as well as for its production services.  The Company will either receive a fee for those services, or will share in the revenue generated from the clients and partners through use of their technology.

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

NOTE 11.  SUBSEQUENT EVENTS

Subsequent to March 31, 2009 the Company issued unsecured indebtedness in the amount of $160,000.  The proceeds from these notes will be used for the deployment of sales resources, infrastructure and working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Gen2 is a full service provider of a proprietary digital media network and related online digital strategies for leading media and entertainment companies. Gen2 engages audiences on digital platforms through provision of media content either directly or through collaboration with channel partners.  Through a combination of original and acquired programming and other entertainment content, Gen2 is focused on providing content through licensing and publishing agreements that appeals to key demographics attractive to advertisers and distributors or radio, printed news, and digital media platforms, and consumer products. Additionally, Gen2 provides professional production services for leading entertainers primarily focused on the development and integration of video for live or recorded performance.

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

RESULTS OF OPERATIONS

The consolidated results of operations are presented below for the quarter and nine months ended  March 31, 2009 and 2008.

	Quarter	Quarter	Nine months	Nine months
	ended	ended	ended	ended
	3/31/2009	3/31/2008	3/31/2009	3/31/2008

REVENUES	$61,022	39,312	958,895	66,871

Cost of Sales	30,078	15,693	414,260	20,276

Operating Margin	30,944	23,619	544,635	46,595

Selling General and Adminsitrative	786,410	216,912	1,709,884	959,347
Depreciation and Amortization	45,078	37,206	134,287	111,323
Stock based compensation	536,947	66,433	1,019,553	270,748
Total expenses	1,368,435	320,551	2,863,724	1,341,418

Loss from operations	(1,337,491)	(296,932)	(2,319,089)	(1,294,823)

MINORITY INTEREST IN LOSS OF SUBSIDIARY	(30,720)	(14,847)	(42,421)	(64,742)

NET LOSS	$(1,306,771)	(282,085)	(2,276,668)	(1,230,081)

Revenue

Revenue increased $21,710 to $61,022 in the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008.  Revenue in the quarter consisted of $53,000 in Digital Video Licensing and Publishing with the remainder distributed between production, advertising and content distribution.  Revenue increased $892,024 to $968,895 in the nine months ended March 31, 2009.  The most significant revenue during the period came from production related activities followed by licensing and publishing with revenues of $573,000 and $345,000, respectively.

Cost of Sales

During the quarter the Company incurred cost of sales in conjunction with the direct provision of services to our clients.   These expenses consist of professional support and production personnel as well as equipment to facilitate the provision of our services.

Gross Margin

The gross margin generated by the services and technologies provided during the quarter and nine months ended March 31, 2009 were approximately 51% and 57% respectively.  This compares to gross margins of 60% and 70% for the quarter and nine months ended March 31, 2008. The established infrastructure and technology in place at the Company allows the provision of our products and services to the marketplace at a low cost ratio for each new client engagement allowing for a strong margin.  While that is the case in use of the Company’s licensing and publishing activities, margins in production services are more variable as the cost structure is largely dependent on the burden of high technology equipment that is rented. The Company had a greater amount of production services in 2009 compared to 2008.

Selling General and Administrative

Selling General and Administrative costs generally consist of salaries, professional fees, office expenses and other administrative costs.  These costs increased by $708,204 to $924,731, and $862,866 to $1,821,837 for the quarter and nine months ended March 31, 2009, respectively.  The expenses in the quarter and nine months ended March 31, 2009 were related to infrastructure and the establishment of the Company as a revenue producing entity. The Company has a full complement of executive leadership as well as sales personnel, software developers, production staff and administrative support teams. The expenses in the prior years quarter and nine months while related to infrastructure were heavily loaded with consulting and professional fees associated with the Company’s initial public filings.

Depreciation and Amortization

Depreciation and amortization increased by $7,872 to $45,078 and $22,964 to $134,287 in the quarter and nine months ended March 31, 2009, respectively. The most significant cost relates to the amortization of the Company’s website platform of $33,858 and $101,575 for the quarter and the nine months ended March 31, 2009. The increase in both the quarter and the nine months is due to the amortization associated with the MEV intangible asset, which is being amortized over its expected useful life of 3 years.

Stock based Compensation

The expense associated with stock based compensation is due to stock options granted to employees.  Expense increased to $276,185 for the quarter ended March 31, 2009 from $66,433 for the quarter ended March 31, 2008 due primarily to the modification of terms of certain options during the quarter ended March 31, 2009.  Expense increased to $758,791 for the nine months ended March 31, 2009 from $270,748 for the nine months ended March 31, 2008 due the modification of terms discussed above and because more options were issued to employess.

Net Loss

The net loss for the quarter ended March 31, 2009 increased by $1,024,686  to $1,306,771, while the net loss for the nine months ended March 31, 2009 increased by $1,046,587 to $2,276,668.  The net loss for the quarter and nine months ended March 31, 2009 was greater than the prior year due to increased spending on staff and infrastructure. The most significant difference between periods relates to stock based compensation.

Liquidity and Capital Resources

The Company had a net working capital deficit of $(498,869) at March 31, 2009, an improvement of $117,595 compared to June 30, 2008. The improvement in the working capital position is largely attributable to the issuance of common stock in exchange for debt and cash produced from the exercise of certain options.

The Company has incurred losses since its inception.  The Company’s auditors have emphasized uncertainty regarding our ability to continue as a going concern in their audit reports for our year ended June 30, 2008. As shown in the accompanying financial statements, the Company realized net losses from operations of $1,306,771 and $2,276,668 for the quarter and nine months ended March 31, 2009 resulting in an accumulated deficit of $4,694,777 as of March 31, 2009.

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

Other components of the Company’s working capital and changes therein are discussed as follows:

Cash Equivalents. For the nine month period ended March 31, 2009, cash and cash equivalents increased to $8,751 from $3,079 at June 30, 2008.

Cash Flows from Operating Activities. Net cash used by operating activities was $757,987 for the nine months ended March 31, 2009, a decline of $100,243 over the first nine months of the prior year.  The change in cash flows from operating activities is primarily attributable to additional expenses associated with the ramp up of operational activities.

Cash Flows from Financing Activities. Net cash provided by financing activities was $798,709 for the nine months ended December 31, 2008.  This cash was generated from the exercise of stock options and issuance of convertible debentures during the six months.

Noncash transactions.  During the nine months, the Company issued Common Stock valued at $545,605 in exchange for employee and related party indebtedness.  The Company recognized debt relief through the forgiveness of accrued salaries due to certain officers and directors in connection with the revision of employment contracts.  The Company also entered into a management agreement with Media Evolutions, providing Gen2 with control over the business and operations of MEV.  The result of this transaction was to recognize an intangible asset of $79,870 and a debt obligation of $88,836.

ITEM 4T. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(c) promulgated under the Exchange Act, as of March 31, 2009.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

We have not made any changes in our internal control over financial reporting during the quarter ended in March 31, 2009.

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

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6 - EXHIBITS

Exhibit Number	Description

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

10.1	Executive Employment Agreement - James S. Byrd Jr.

10.2	Executive Employment Agreement - Thomas Moreland.

10.3	Management agreement between Gen2Media and Media Evolutions.

10.4	Amendment to Executive Employment Agreement - Mary Spio

10.5	Amendment to Executive Employment Agreement -- Mark Argenti

10.6	Amendment to Executive Employment Agreement - Ian McDaniel

10.7	Amendment to Executive Employment Agreement - James S. Byrd Jr.

10.8	Amendment to Executive Employment Agreement – Thomas Moreland

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEN2MEDIA CORPORATION

DATE: May 15, 2009	By:	/s/ James Byrd
James Byrd
Chief Executive Officer (principal executive officer)

By:	/s/ Thomas Moreland
Thomas Moreland
Chief Financial and Operating Officer (Principal financial and accounting officer)