Form 10-K
period 2009-06-30
Gen 2 Media CORP
filed 2009-09-28
CIK 1418826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-147932

GEN2MEDIA CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	26-1358844
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7658 Municipal Drive, Orlando, FL 32819
(Address of principal executive offices)

(321) 293-3360
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value Per Share

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

As of September 15, 2009, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $0.41was approximately $9,456,249.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of September 15, 2009 was 58,357,209.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2009

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to "Gen2Media Corporation," "Gen2Media," "the Company," "we," "us," and "our" refer to Gen2Media Corporation and its consolidated subsidiaries, E360, LLC and Media Evolutions, Inc.

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

PART I

ITEM 1. BUSINESS

Organization

GEN2Media Corporation (the “Company”) is a Nevada Corporation with operating subsidiaries, E360, LLC (E360) and Media Evolutions, Inc. (MEV).  The Company was formed on May 1, 2007 under the laws of the State of Nevada for the purpose of acquiring a majority interest in E360.  E360 is a Limited Liability Company organized under the laws of the State of Florida and was formed on July 21, 2006 by filing Articles of Organization with the Secretary of State of the State of Florida.  Gen2 has a management agreement with MEV that provides Gen2 with control of MEV’s operations.  MEV was formed on August 8, 2005 as a Florida Corporation.

Overview

The Company owns a patent-pending software application for the display of online video (“the Application”). The Company maintains a network of websites (“Gen2 Network”) that delivers high quality videos through the Application.  The Company also provides video production services through MEV that leverage use of its proprietary digital playback system with production of synchronized graphics.

Gen2 engages audiences on digital platforms through provision of media content either directly or through collaboration with channel partners.  Through a combination of original and acquired programming, Gen2 is focused on providing content that appeals to key demographics attractive to advertisers and distributors on radio, printed news, cable television, satellite, mobile and digital media platforms, and consumer products.  Gen2 supports its ability to create original programming through its professional production studio and its proprietary digital playback system.  Gen2’s production capabilities include in-house production of content, creation and support of video imagery for top line names in the entertainment business, and support of video production for traditional media.

Through proprietary technologies, the Application can be licensed to service providers or used directly by End-Users. The Gen2 Network consists of over 200 websites of media affiliates as well as E360Live.com.  The Gen2 Network provides subscribers and visitors with access to numerous channels of digital-quality video that is transmitted directly to the subscriber via the Internet at anytime. Subscribers may watch pre-programmed channels or create their own channels by selecting from our vast list of content of over 26,000 music videos, sporting events, and, exclusives among others.

Content contained and delivered on the Gen2 Network includes programming such as music videos, sporting events and concerts, and exclusives among others.  The content is generally middle market content-professionally produced media that would not necessarily be found on national or cable networks.  While most of this programming is provided under licensing agreements, the Company has the capability to produce original content within its own facilities utilizing the company’s equipment and personnel.

The Company pays annual licensing fees that will fluctuate depending on the volume of advertising revenue produced and number of viewers for its products for each licensing agency.

As full-service marketers of entertainment and lifestyle products, we have provided marketing and technology for leading entertainment retailers. Our core competency is helping our partners and clients gain exposure within their target demographic, and enabling access to 'hard to reach' niche markets through our partnerships with traditional media outlets and a variety of multifaceted marketing and promotions outlets.

MEV production services can be utilized for a wide range of video productions.  MEV has a strong customer base in the entertainment industry.  Our proprietary digital playback system was initially developed for use by touring artists and has been used by and is still in use by some of the largest names in entertainment.

E360 is not a wholly owned subsidiary of the Company, as 5% of that entity is owned by third parties. On May 1, 2007, 95% of E360 was acquired by GEN2Media in exchange for 32,499,999 shares of common stock of the Company issued to Mary Spio, Mark Argenti and Ian McDaniel, each receiving 10,833,333 shares of the Company’s common stock.

In the year ended June 30, 2008, Gen2 was considered a development stage company as it had limited revenues to date.  During the year ended June 30, 2009, the Company began to realize revenue from its activities and therefore is no longer considered a development stage company.

Industry Overview

The internet has matured into the communications medium and platform that is integral to the fabric of our day-to-day life. It has revolutionized the way people and businesses communicate while fundamentally shifting the economy, driving it towards a virtual marketplace with a global reach. Consumers are bored with the limits of traditional entertainment outlets, they want choices, options and the ability to watch and listen to exactly what they crave, when and where they choose.

As the internet has matured, the presentation of online video has grown substantially.  The pervasiveness of online video marks an important moment in the evolution of America’s television and movie viewing habits.  Online video has become more deeply integrated into daily life.  While the presentation of online video has grown substantially, so have the number and types of choices to obtain video online.

The production of professional quality video is a mature industry.  Production providers range from large movie houses to small support organizations.  While the technology used to produce video has increased its output, top line video production continues to remain a very competitive industry.  Entertainers and publishers have a wide range of production providers to choose from and have the ability to be highly selective in the organizations they choose to support their artistic endeavors.

Our Products

The company has produced revenue through advertising on its media network.  The Gen2 Network is an online video network for businesses and consumers.   We also provide media management for other companies or publishers.  Additionally, we offer full production services that are utilized both for our own content, and for clients that request our services.

The Gen2 Network’s online digital television service provides multi-channel video programming. The Network provides subscribers with access to a vast array of channels featuring digital-quality video that is transmitted directly to the subscriber via internet at anytime. Subscribers may watch pre-programmed channels or create their own channels by selecting from its vast list of content of over 26,000 music videos, sporting events, concerts, and exclusives.  The licensing agreements vary with each piece of content, some use a revenue sharing model, and some are Interactive Broadcast License version 2.0.  The Company, or its channel partners, produces much of its content in house which allows the company to publish content at a fraction of the cost of outsourcing production of such content.  Most of this content is produced for advertisers and/or business partners.  The Gen2 Network serves over 5,000,000 videos per month.

Through proprietary technologies, the Application can be licensed to a vast array of businesses ranging from traditional media to service providers to retail establishments, or used directly by end-users.

Our production services range from full scale digital video imagery for high end professional entertainment content to support for a full array of video products, dependent upon the need of the client and scope of project.  Digital video imagery engagements include the use of our proprietary digital playback system, production of video graphics and the synchronization of video and audio outputs delivered in the most complex of entertainment venues.  Our production services also include the delivery of daily internet programming and other video content produced in our in-house professional studio in Orlando, Florida.

The combination of the Company’s production services and its Gen2 Network gives it a competitive advantage over other providers because it is a “one stop shop” which can produce, package and deliver the content (using its own proprietary media player) in a customized fashion to the client and end users, digitally via the internet, which is a cost effective and efficient means of delivering this type of content to the market.

Our Technology

The Application is vital to the company’s success.  The most significant components of the Application are media management and the distribution platform that the company utilizes to manage the Gen2 Network.   Media management techniques, handled by Gen2’s proprietary Smart Content Management System, are cataloging techniques used to catalog and tag a large pool of media files in order to maximize the management and search capabilities for the ease of use by both the publisher and end user to locate the specific file they are searching for.  The Media Distribution Platform is the method that allows the programming to travel from the site to the end user.

We have applied for patents on our technology and techniques.  A provisional patent application was filed by E360 in January 2007.  Provisional patents are essentially placeholders to preserve priority dates for patent applications. Thereafter, a utility patent application was filed, and that is the application that is currently on file with the Patent and Trademark Office, which is currently being prosecuted.

Market Opportunity

Management believes the consumer demand for accessing music videos, sporting events, concerts, exclusive interviews and other video online is driving online video sites to grow quickly.  This demand is expected to create demand for the Company’s ad supported model of delivering high quality video content to the internet.

According to information and media company, Nielsen, in a report released in early August, 2009 online video usage continued to see strong month-over-month and year-over-year growth.  In fact, online video is still ballooning at a current rate of 31% per year in the US.  The aforementioned company, and its content, is not intended to be a part of this annual report and investors should not rely on information available in such report.

The Gen2Network provides opportunities for artists and advertisers to build exposure at what management believes to be a reduced cost as compared to traditional media. Major labels spend over $850,000 on radio, TV and in-store promotion on making a new artist a household name. Gen2 will allow artists to reach a vast array of their potential fans at a reduced cost.

Gen2’s production capabilities continue to receive demand from the largest names in the entertainment business.  Our proprietary digital playback system allows for the application of graphical video imagery synchronized with audio presentation.  Our digital playback system combined with our technical knowledge of video production requirements continues to bring a high end outcome that professional entertainers demand.

New Challenges for Traditional Media

Technologies have changed certain aspects of consumer patterns, and new generations of consumers have become desensitized to ‘traditional’ marketing tactics. It is based on this premise that the Company’s management believes that the “pull” of broadband video is replacing the “push” of traditional broadcast television. We believe that marketers are losing confidence in TV advertising, and the impact of traditional advertising has been lessened by such technological advances as the Internet, satellite radio, TiVo, video games, video on demand, internet & DVDs. With today’s fragmented American demographic, we believe that blanket targeting of the past is inefficient and costly. Contextual and behavioral marketing is effective and a strong alternative for today’s marketer.

Strategy

Operating Strategies

The Company’s solution is to offer entertainment and useful information to consumers, where they live, work and play by using a proprietary “TV Network” infrastructure and technology.  The Gen2 Network delivers multiple channels of music videos, sporting events, concerts, and exclusives. We will also deliver interactivity down to frames and seconds, which will be user-selected content that allow individuals and businesses to either watch our custom channel, or create their own content, schedule it and watch at their convenience.

We aim to provide users the ability to view the content, or other related lifestyle products and to blend the “stickiness” of television with the interactivity of internet. The Company further aims to provide access to a vast selection of interactive programs, whereas traditional TV can only offer limited choices with no interactivity. We further aim to provide advertisers an effective way to reach their market. Our products provide user-driven entertainment and useful information for users which the Company hopes will create more consumers for our channel partners, and ultimately advertising revenue for us.

The Company licenses its patent-pending technology to users and channel partners.  We provide our software and content library to our channel partners for no upfront fee.  In exchange we receive a share of the advertising space or revenue produced by the video portion of the website.

We provide video production in support of major entertainment acts as well as produce original content for distribution across the Gen2 Network.  We have an inventory of production equipment and maintain an in-house production studio in our Orlando, FL facility.  This allows us to provide production services without incurring significant expenses beyond our baseline infrastructure.  When an engagement requires integration of a third party location, we contract for site and personnel on an as needed basis.  This combination of internal and external resources allows us to scale economically to support any size event.

Growth Strategies

With the proliferation and advances in storage and display technology, we intend to continue to offer the highest quality video online.  Our specific and unique experience, working within this highly specialized area in the entertainment and production industry, positions us to take advantage of the growth in this industry.  We intend to continue developing effective consumer targeting via the Gen2 Network, which is focused on providing sponsors with a pre-qualified demographic.  Our current experience, growing the Gen2Network, will be used to add channel partners.  Gen2 evaluates each potential partner based on its relevance to targeted demographics, volume of website traffic and the potential to create value under an ad-supported model.

We are able to leverage this experience with the company’s reputation in the video production environment.  Historical performance has led to ongoing engagement of the Company’s video production capabilities.  The Company intends to build on its reputation and historical client roster to further promote its services.  We have the ability to provide our production services in large third party venues or in our in-house studio.  Control of our own production facilities and equipment allows the company to produce its own content and/or utilize its own facilities to produce content for its vendors, without having to incur substantial additional costs for each engagement.

We intend to begin offering licensing of the Application as Software as a Service (SaaS). The Application is designed to be provided to the business community and general public under a SaaS model.  The most basic version of the Application will be offered as a free service to the end user which will include limited features and bandwidth.  Additional functionality and bandwidth will be available as a monthly subscription service

Employees

As of June 30, 2009, we have 20 full-time employees in the management, operations and maintenance of the Company.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Subsequent Events

As disclosed in the Company’s Form 8-K filed July 15, 2009 (“Form 8-K”), on July 9, 2009, Mr. James Byrd resigned as the Chairman of the Board and Chief Executive Officer of the Company. Simultaneously, by a unanimous vote dated July 9, 2009, the Board of Directors of the Company appointed Mr. Mark Argenti as Chairman of the Board and Chief Executive Officer of the Company.

As disclosed on Form 8-K filed August 19, 2009, on August 14, 2009 Mr. Micheal Morgan was appointed as the Chief Operating Officer and Chief Technology Officer.  While passing operational responsibilities to Mr. Morgan, Mr. Moreland remains the Chief Financial Officer of the Company.

The Company has raised additional capital in the form of promissory notes totaling $274,000 since June 30, 2009.

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

Risks Related to Our Business and Industry

Our independent auditor has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our independent auditor expressed doubt about our ability to continue as a going concern. As a result of the going concern qualification, we may find it much more difficult to obtain financing in the future, if required.  Further, any financing we do obtain may be on less favorable terms.  Moreover, if the Company should fail to continue as a going concern, there is a risk of total loss of any monies invested in the Company, and it is also possible that, in such event, our shares would be of little or no value.

We face significant competition from other social networking sites which may cause a significant decline in user traffic or in the size of our network .

We face formidable competition in every aspect of our business, and particularly from other companies that seek to connect people with information and entertainment on the internet. Our competitors have longer operating histories and more established relationships with customers and end users. They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and web sites. These sites may also have a greater ability to attract and retain users than we do because they operate internet portals with a broad range of content products and services. If our competitors are successful in providing similar or better web sites, more relevant advertisements or in leveraging their platforms or products to make their web services easier to access, we could experience a significant decline in user traffic or in the size of the Company’s network. Any such decline could negatively affect our revenues.

We are dependent upon our Managers for operating the Company .

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

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in Item 1A, Risk Factors, and the following factors may affect our operating results:

•	Our ability to continue to attract users to our web sites.

•	Our ability to monetize (or generate revenue from) traffic on our network of web sites.

•	Our ability to attract advertisers to our program.

•	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure.

•	Our focus on long-term goals over short-term results.

•	The results of our investments in risky projects.

•	Our ability to keep our web sites operational at a reasonable cost and without service interruptions.

•	Our ability to achieve revenue goals for partners to whom we guarantee minimum payments or pay distribution fees.

•	Our ability to generate revenue from services in which we have invested considerable time and resources.

We have no certainty as to the availability and terms of future financing.

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

In addition to internet companies, we face competition from companies that offer traditional media advertising opportunities. Most large advertisers have set advertising budgets, a very small portion of which is allocated to internet advertising. We expect that large advertisers will continue to focus most of their advertising efforts on traditional media. If we fail to convince these companies to spend a portion of their advertising budgets with us, or if our existing advertisers reduce the amount they spend on our programs, our operating results would be harmed. Furthermore, we cannot assure you that these or other companies will not develop new or enhanced products that are more effective than any that we currently have or will develop in the future.

We rely on future efforts to successfully develop and market new and existing products.

We cannot be sure our products will continue to be commercially viable. Likewise, we have no assurances that we will be able to expand upon our current product offerings such that any such expansion will result in ongoing revenues to the company.

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

Our stock is subject to U.S. “Penny Stock” rules, which may make the stock more difficult to trade on the open market. Our common shares are not currently traded on the OTCBB, but it is the Company’s plan that the common shares be quoted on the OTCBB. A “penny stock” is generally defined by regulations of the U.S. Securities and Exchange Commission (“SEC”) as an equity security with a market price of less than US $5.00 per share. However, an equity security with a market price under US $5.00 will not be considered a penny stock if it fits within any of the following exceptions:

(i) the equity security is listed on NASDAQ or a national securities exchange;
(ii) the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least US $5,000,000, or (b) average annual revenue of at least US $6,000,000; or
(iii) the issuer of the equity security has been in continuous operation for more than three years, and has net tangible assets of at least US $2,000,000.

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

For more information about penny stocks, please visit http://www.sec.gov/answers/penny.htm

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company currently leases office space at 7658 Municipal Drive, Orlando, FL 32819. The Company currently pays monthly rent of $7,000 per month pursuant to a 36 month lease, effective January 1, 2009.  The Company also is leasing warehouse space for which it pays $500 per month on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities be incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, management does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially or more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matters were submitted to a vote of our security holders during the year ended June 30, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock began trading in October, 2008 on the over the counter bulletin board.

Holders

As of June 30, 2009, the approximate number of stockholders of record of the Common Stock of the Company was 87.

Dividends

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operation of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Issuances of Stock

During the year ended June 30, 2009, the Company issued a total of 12,980,191 shares of common stock.  8,950,522 shares were issued in satisfaction of options and warrants exercised, for consideration of $368,587; 3,624,007 were issued in satisfaction of debt obligations for consideration of $337,401; 25,000 were issued directly to investors for consideration of $6,500; and
380,662 were issued for professional services for consideration valued at $353,305.

In March of 2008 a bridge loan was made for $75,000.  In September, 2008, this loan was converted to 750,000 shares of common stock at $0.10.

From May 19, 2007 through November 15, 2007, the Company sold 9,995,000 shares of its common stock in a private placement. The private placement, in the amount of $999,500, was issued to 20 accredited investors and 20 unaccredited investors, and included 10,000,000 shares of the Company’s common stock at $0.10 per share.

During the year ended June 30, 2008, we issued 700,000 shares in connection with legal services rendered to the Company.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

Please see page i of this Annual Report for “Information Regarding Forward Looking Statements” appearing throughout this Annual Report.

Introduction

The following discussion should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends June 30. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See Part I, Item 1A, "Risk Factors "). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal planning process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Overview

The Company owns a patent-pending software application for the display of online video (“the Application”). The Company maintains a network of websites (“Gen2 Network”) that delivers high quality videos through the Application.  The Company also provides video production services through MEV that leverage use of its proprietary digital playback system with production of synchronized graphics.

Gen2 engages audiences on digital platforms through provision of media content either directly or through collaboration with channel partners.  Through a combination of original and acquired programming, Gen2 is focused on providing content that appeals to key demographics attractive to advertisers and distributors on radio, printed news, cable television and digital media platforms, and consumer products.  Gen2 supports its ability to create original programming through its professional production studio and its proprietary digital playback system.  Gen2’s production capabilities include in-house production of content, creation and support of video imagery for top line names in the entertainment business, and support of video production for traditional media.

Company History

Gen2Media Corporation (the “Company”) is a Nevada Corporation with operating subsidiaries, E360, LLC (E360) and Media Evolutions, Inc. (MEV).  The Company was formed on May 1, 2007 under the laws of the State of Nevada for the purpose of acquiring a majority interest in E360.  E360 is a Limited Liability Company organized under the laws of the State of Florida and was formed on July 21, 2006 by filing Articles of Organization with the Secretary of State of the State of Florida.  Gen2 has a management agreement with MEV that provides Gen2 with control of MEV’s operations.  MEV was formed on August 8, 2005 as a Florida Corporation.

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

We recognize revenue from advertising on the Gen2Network and for provision of production services provided that the collection of the associated receivable is reasonably assured and there are no remaining significant obligations. Our revenue recognition policy therefore requires that we judge the collectibility of receivables as well as our remaining obligations in order to determine the timing of revenue recognition.

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

We account for long-lived assets including Intangibles of customer lists and capitalized website platform costs in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  Such an analysis requires that we estimate future cash flows.

Year Ended June 30, 2009 Compared to Year Ended June 30, 2008.

Revenues

Revenues increased by $1,018,352 to $1,098,038 for the year ended June 30, 2009.  This increase was due to commencement of business operations.  Accordingly, the Company executed its initial contracts and performance of services for customers during the year ended June 30, 2009.  Revenue during the year was split primarily between digital video licensing and publishing revenue of $415,203, and production services of $615,860.

Cost of Sales

Costs of sales increased by $468,297 to $490,240 for the year ended June 30, 2009.  Cost of Sales consists of variable costs for incremental expenses beyond the company’s established infrastructure.  Costs associated with delivering digital video such as bandwidth, personnel and commissions of $139,141 were charged for digital video licensing and publishing.   Costs of $301,273 associated with the delivery of video production support include rental equipment, facility charges, personnel and third party graphics.

Operating Margin

Operating margin increased by $550,055 to $607,798 in the year ended June 30, 2009.  Operating margin as a percentage of sales decreased from 72% in the year ended June 30, 2008 to 55% in the year ended June 30, 2009.  The decrease in operating margin percentage was due to an increase in production service revenue.  The production services provided in the year ended June30, 2009 had a lower operating margin percentage due to the nature of expenses incurred to procure equipment and facilities needed to implement the entertainment engagements in large venues served by our clients.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salary wages and benefits, and professional services.  General and administrative expenses increased by $1,191,605 to $2,407,988 for the year ended June 30, 2009 from $1,216,383 for the year ended June 30, 2008.  The increase was related to the commencement of operating activities as the Company exited its development stage.

Off-Balance Sheet Arrangements

During the year ended June 30, 2009 the Company issued debt instruments in the form of promissory notes with a face value of $600,000 (the “Notes”). The Notes carry interest at 12% and are due and payable in full at the earlier of either minimum equity financing of $1 million or one year. Interest can be received monthly or accrued and paid at maturity at the option of the holder. The Notes are secured by all assets of the Company.

The holders of the Notes have the option, but not the obligation, to convert the outstanding principal into common stock at any time under any of the following terms: A conversion price of $.25 per share; a conversion price of 30% less than price per share obtained in the next round of financing completed by the Company; a conversion price of 30% less than the price per share paid in the event of a sale of the company, or $0.13 per share in the event the Company does not raise a minimum of $1 million in additional financing within one year of issuance.

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

As of June 30, 2009, $257,521 of the $600,000 face value is shown as a liability.

Liquidity and Capital Resources

At June 30, 2009, we had a working capital deficit of $1,092,844 as compared to $616,464 at June 30, 2008.  This increase is a direct result of the operating losses, net of noncash charges, sustained by the Company during the year, increased working capital liabilities and additional indebtedness.  The Company continues to sustain operating losses and has capital requirements associated with servicing its obligations under its Convertible Secured Promissory Notes and Notes Payable.  Based on our operational and debt service cash needs, we will need to raise additional capital to continue operations.

In order to sustain operations during the year ended June 30, 2009, we raised capital of 1,182,639.  This included $251,139 in proceeds from either the direct issuance of common stock or the exercise of stock options, $600,000 from the issuance of Convertible Secured Promissory Notes and $331,500 from Notes Payable.

Operating Activities

Operating activities in the year ended June 30, 2009 resulted in cash outflows of $1,052,617.  This use of cash consisted of a net loss of $3,209,862 offset by adjustments for noncash charges of $1,722,420 and working capital of $434,825.

Operating activities in the year ended June 30, 2008 resulted in cash outflows of $678,114.  This use of cash consisted of a net loss of $1,773,924 offset by adjustments for noncash charges of $681,229 and working capital of $414,511.

Investing activities

Net cash used by investing activities was $53,637 and 20,304 for the years ended June 30, 2009 and 2008, respectively.  Investing activities were limited to small furniture and equipment purchases and changes in deposits in both years.

Financing Activities

Financing activities produced $1,103,576 in the year ended June 30, 2009.  These activities included inflows of $251,139 from the proceeds of common stock issued and stock options exercised, and $867,850 from the issuance of debt, net of deferred financing fees.  $15,813 was used for debt repayments.

Financing activities produced $380,000 in the year ended June 30, 2008.  These proceeds were generated from capital contributions and the collection of stock subscription receivable.

Subsequent to June30, 2009, the Company issued $274,000 of additional Notes Payable.

Contractual Obligations

The Company has a three year office space lease that runs through December 31,2009 and currently has a monthly rental payment of $7,000 per month.  The Company also has a one year contract for the use of bandwidth through June 30, 2010 at a minimum cost of $5,000 per month.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the independent registered public accounting firm's report of Patrick Rodgers, CPA, PA, begin on page F-1, immediately after the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2009. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and therefore may be considered “material weaknesses.”

Based on the size of the Company and depth of accounting personnel assignment of tasks does not allow for proper maintenance of segregation of duties.  Additionally, the Company does not have an audit committee to oversee the financial reporting and disclosure process.

Management’s Annual Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of June 30, 2009 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting as of June 30, 2009, was not effective  in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of June 30, 2009, our Chief Executive Officer and Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting process:

-	There is a lack of sufficient accounting staff, which results in a lack of segregation of duties necessary for a good system of internal control.

-	The Company does not have an audit committee to oversee the financial reporting and disclosure process.

In light of the forgoing, once we have adequate funds, management plans to hire additional personnel and implement an audit committee charter for oversight of the financial reporting and disclosure process.  We believe these actions will remediate the material weaknesses.  However, the material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

Information with regards to the Directors and Officers of the Company as of June 30, 2009 is set forth below:

Chairman of the Board and Chief Executive Officer	James S. Byrd, Jr*
President and Director	Mary A. Spio
Chief Creative Officer and Director	Mark E. Argenti*
Chief Technical Officer and Director	Ian McDaniel
Chief Financial Officer and Chief Operating Officer	Thomas J. Moreland**

*On July 9, 2009, Mr. James Byrd resigned as the Chairman and Chief Executive Officer of Gen2Media Corporation. On July 9, 2009, Mr. Mark Argenti, was appointed Chief Executive Officer and Chairman of the Board.

**Effective August 14, 2009, Micheal Morgan, Vice President of Development at Gen2Media Corporation, was officially appointed by the Company’s Board of Directors to serve as Chief Technology Officer.  In addition, Mr. Morgan has been appointed to also serve as the Chief Operating Officer of the Company, assuming the position and related responsibilities from Gen2Media’s current Chief Financial Officer Thomas Moreland, who relinquished his prior role and responsibilities of Chief Operating Officer to Mr. Morgan at the Board of Directors’ request.

James S. Byrd Jr., age 50, has served as Chairman of the Board and Chief Executive Officer since September 15, 2008.  Effective July 9, 2009 Mr Byrd resigned his position as Chairman of the Board and Chief Executive Officer.

Mr. Byrd is a veteran public company executive with over 20 years experience in advising, building and managing growth companies.  Mr. Byrd is founder of Vanguard Capital, a private equity firm specializing in developing and consulting with emerging technology companies.  Mr. Byrd was also founder, President and CEO of two public companies (Interfoods of America, Inc. and Fortune Financial Systems, Inc.) as well as Vice Chairman of Success Magazine in New York.

Mary A. Spio, age 36, has served as President and Director since May17, 2007 and served as Chief Executive Officer  from May 17, 2007 until September 15, 2008.

Ms. Spio began her career at Ultra Corp. where she worked on the Orbital Design for the Iridium Project, before moving on to PanAmSat Corporation, where she worked as a Senior Satellite Applications Engineer and focused on applying digital satellite communication technology for several national television broadcast and cable networks.  In 2001, Mary joined The Boeing Corporation as Head of Satellite Communications Systems, resulting in Boeing forming a new division:  Boeing Digital Cinema.  Subsequent to her time at Boeing, Mary went on to be a founding member of E360.

Mark E. Argenti, age 38, has served as Chief Creative Officer and Director since May17, 2007.  Effective July 9, 2009, Mr. Argenti has taken the role of Chairman of the Board and Chief Executive Officer.

Prior to his appointment as CEO, Mr. Argenti directed the daily operations of Gen2Media subsidiary Media Evolutions - a company he originally co-founded with Ian McDaniel. In addition, he was instrumental in creating, developing and managing operations of E360 and oversaw all of the Company's video production projects and studio activities. On the technology development front, Mr. Argenti, in collaboration with Mr. McDaniel, pioneered a proprietary video playback technology that is now widely viewed as the industry's definitive gold standard for use in live concert and stage production; and he teamed with Ian and Company President Mary Spio to design, develop and commercialize Gen2Media's patent-pending video publishing technology and Smart Content Management System - technology that today powers digital video delivery and digital ad serving for numerous major U.S. media companies and corporate publishers.

Ian McDaniel, age 35, has served as Chief Technical Officer and Director since May 17, 2007.

Mr. McDaniel has served as a pioneering force in the Entertainment industry for nearly two decades, driven by his knowledge of advanced and emerging technologies that enable ‘off the hook' media production for the world's leading artists and broadcast media companies.  Teamed with Mark Argenti, he co-founded Media Evolutions and has provided pre- and post-production design and editing expertise for numerous large-scale projects such as Justin Timberlake, Live from Memphis and Will Smith, Live in Concert.  In addition, he has worked on shows for NBC, ABC, MTV, VH1, HBO, Showtime, Discovery Channel, History Channel and A&E.

Thomas J. Moreland, age 42, has served as Chief Financial Officer since September 23, 2008.

Prior to joining Gen2Media, Mr Moreland held several senior financial roles for public companies, including Vice President of Finance for Nasdaq-listed Priority HealthCare and AMEX-listed PainCare Holdings, Inc. In these capacities, he was largely responsible for strategic planning, operational performance and SEC reporting compliance. Additionally, he served as Controller and Chief Accounting Officer for Devereux, a national non-profit provider of behavioral health care services. He began his career working as an audit manager with international accounting firm Ernst & Young.

There are no family relationships amongst the executive officers or directors of the Company.

ITEM 11. EXECUTIVE COMPENSATION

This section describes the compensation program for our executive officers.

							Change in pension value and nonqualified
Name and Principal position	Year ended June 30:	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensation	deferred comensation earnings	All other Compensation	Total
James S. Byrd Jr,	2009	124,487.88	-	-	423,713.00	-	-	7,351.08	555,551.96
Chief Executive Officer	2008	-	-	-	-	-	-	-	-

Thomas Moreland,	2009	83,077.27	-	-	93,753.00	-	-	4,359.24	181,189.51
Chief Financial Officer	2008	-	-	-	-	-	-	-	-

Mark Argenti	2009	110,597.28	-	-	-	-	-	4,747.95	115,345.23
Chief Creative Officer	2008	78,129.00	-	-	50,667.00	-	-	4,671.37	133,467.37

Mary Spio,	2009	110,598.29	-	-	-	-	-	4,747.95	115,346.24
President	2008	71,856.00	-	-	50,667.00	-	-	4,809.02	127,332.02

Ian McDaniel	2009	117,413.28	-	-	-	-	-	14,983.28	132,396.56
Chief Information Officer	2008	68,917.00	-	-	50,667.00	-	-	15,173.86	134,757.86

Micheal Morgan,	2009	52,416.61	-	-	--	-	-	1,552.80	53,969.41
Vice President of Development	2008	-	-	-		-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of and percent of the Company's common stock beneficially owned by:

•	all directors and nominees, naming them,
•	our executive officers,
•	our directors and executive officers as a group, without naming them, and
•	persons or groups known by us to own beneficially 5% or more of our Common Stock or our Preferred Stock having voting rights:

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on June 30, 2009, and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of June 30, 2009. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our capital stock owned by them.

Name and address of owner	Title of Class	Capacity with Company	Number of Shares Beneficially Owned (1)	Percentage of Class (2)
Mary Spio c/o Gen2Media Corporation, 7658 Municipal Dr, Orlando, FL 32819	Common Stock	President	11,900,000	18.0%

Mark Argenti c/o Gen2Media Corporation, 7658 Municipal Dr, Orlando, FL 32819	Common Stock	Chief Creative Officer	12,606,556	19.1%

Ian McDaniel c/o Gen2Media Corporation, 7658 Municipal Dr, Orlando, FL 32819	Common Stock	Chief Technology Officer	12,604,614	19.1%

James Byrd Jr (3) c/o Gen2Media Corporation, 7658 Municipal Dr, Orlando, FL 32819	Common Stock	Chief Executive Officer	5,759,343	8.7%

Thomas Moreland 7658 Municipal Dr, Orlando, FL 32819	Common Stock	Chief Financial Officer	300,000.5%

Mr. Tom Hansen 6309 Greatwater Drive Windermere, FL 34786	Common Stock	Former Business Advisory Board Member	4,000,000	6.1%

All Officers and Directors As a Group (5 persons)	Common Stock		43,170,513	65.4%

(1)  This column represents the total number of votes each named stockholder is entitled to vote upon matters presented to the shareholders for a vote.
(2) Applicable percentage ownership is based on 58,175,191 shares of Common Stock outstanding as of June 30, 2009, together with securities exercisable or convertible into shares of Common Stock within 60 days of June 30, 2009, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of June30, 2009, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)  Shares beneficially owned the James Byrd Jr include shares owned by Blue Ridge Services, L.P. and Vanguard Capital, LLC as Mr. Byrd is the managing member of Vanguard Capital, LLC and is also the managing member of Blue Ridge Services, LLC, a general partner of Blue Ridge Services, L.P, which is owned principally by a family trust of Mr. Byrd. Vanguard Capital, LLC beneficially owns 4,150,000 shares and Blue Ridge Services, L.P. is the beneficial owner of 750,000 shares.  Shares beneficially owned by Mr. Byrd are limited to a maximum ownership percentage of 9.9% based on his agreement with the Company

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company has no independent directors and has had no transactions with related parties in excess of $120,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant	Year	Amount billed
Cross Fernandez and Riley LLP	2008	$75,451
	2009	143,446

Patrick Rodgers, CPA, PA	2009	0

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Consolidated Financial Statements are listed on page F-1 of this Annual Report.
(2)	Financial Statement Schedules:

None

(3)	Exhibits:

 The following documents are included as exhibits to this Annual Report:

Exhibit Number	Description
3.1	Articles of Incorporation of Gen2 Media Corporation(1)

3.2	Articles of Incorporation of E360 LLC(1)

3.3	By-laws of Gen2Media(1)

3.4	Articles of Incorporation of Media Evolutions, Inc.(Filed herewith)

10.1	Management agreement by and between Gen2Media Corporation and Media Evolutions, Inc., dated July 14, 2008 (Filed Herewith)

10.2	Employment agreement by and between Gen2Media Corporation and James Byrd Jr., dated September 17, 2008(3)

10.3	Employment agreement by and between Gen2Media Corporation and Thomas Moreland dated September 22, 2008(3)

10.6	Amendment to employment agreement by and between Gen2Media Corporation and Mark Argenti dated November 6, 2008(4)

10.7	Amendment to employment agreement by and between Gen2Media Corporation and Mary Spio dated November 6, 2008(4)

10.8	Amendment to employment agreement by and between Gen2Media Corporation and Ian McDaniel dated November 6, 2008(4)

10.9	Amendment to employment agreement by and between Gen2Media Corporation and Thomas Moreland dated March 20, 2009(5)

10.10	Employment Agreement by and between Gen2Media Corporation and Ian McDaniel dated May 1, 2008(2)

10.11	Employment Agreement by and between Gen2Media Corporation and Mark Argenti dated May 1, 2008(2)

10.12	12% Promissory Note, dated April 14, 2008, payable to Tom Hansen, Blue Ridge Services, L.P, and Richard Brock(2)

10.13	Security Agreement by and between Tom Hansen, Blue Ridge Services, L.P., Richard Brock, and Gen2Media Corporation, E360, LLC, Mary Spio, Mark Argenti and Ian McDaniel(2)

10.14	Employment Agreement by and between Gen2Media Corporation and Mary Spio dated May 1, 2008(2)

10.15	Form of 12% Convertible Secured Promissory Note and Loan Agreement by and between Gen2Media and multiple parties (6)

10.16	Form of Security agreement by and between Gen2 Media and multiple parties (6)

10.17	Form of 12% Promissory Note by and between Gen2Media and multiple parties (Filed herewith)

10.18	Form of 12% Promissory Note due and payable December 31, 2010 by and between Gen2Media and multiple parties (Filed herewith)

10.19	Mutual Termination of Employment Agreement by and between Gen2Media and James Byrd Jr dated July 9, 2009 (7)

10.20	Amendment to Mutual Termination of Employment Agreement by and between Gen2Media and James Byrd Jr. effective July 9, 2009 (Filed herewith)

10.21	Amendment to employment agreement by and between Gen2Media Corporation and James S. Byrd, Jr. dated January 5, 2009(5)

14.1	Code of Conduct (Filed herewith)

16.1	Letter regarding change in certifying accountant (8)

21.1	List of subsidiaries of the Company (Filed herewith)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (Filed herewith)

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (Filed herewith)

32.1	Certification by Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith)

32.2	Certification by Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith)

(1) Incorporated by reference to the Company’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on December 7, 2007.
(2) Incorporated by reference to the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on May 14, 2008.
(3) Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 23, 2008.
(4) Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 12, 2008
(5) Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 9, 2009.
(6) Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2009.
(7) Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 15, 2009.
(8) Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 19, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEN2MEDIA CORPORATION

September 28, 2009	By:	/s/ Mark Argenti
Mark Argenti
Chief Executive Officer
(Principal Executive Officer)

September 28, 2009	By:	/s/ Thomas Moreland
Thomas Moreland
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Argenti	Director, Chairman, and Chief Executive Officer	September 28, 2009
Mark Argenti	(Principal Executive Officer)

/s/ Thomas Moreland	Chief Financial Officer	September 28, 2009
Thomas Moreland	(Principal Financial and Accounting Officer)

/s/ Ian McDaniel	Director, Treasurer, and Chief Information Officer	September 28, 2009
Ian McDaniel

/s/ Mary A.Spio	Director and President	September 28, 2009
Mary A. Spio

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Management
Gen2Media Corporation
Orlando, Florida

I have audited the accompanying consolidated balance sheet of Gen2Media Corporation and Subsidiaries as of June 30, 2009 and the related consolidated statements of operations and retained earnings, shareholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gen2Media Corporation and Subsidiaries as of June 30, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered losses from operations and has cash needs in excess of its resources that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	By:	/s/ Patrick Rodgers, CPA, PA
Name: Patrick Rodgers, CPA, PA

Orlando, Florida September 24, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Management
Gen2Media Corporation
Orlando, Florida

We have audited the accompanying consolidated balance sheets of Gen2Media Corporation and Subsidiary as of June 30, 2008 and the related consolidated statement of operations and retained earnings, shareholders’ deficit, and cash flows year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing our audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gen2Media Corporation and Subsidiary  as of June 30, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered losses from operations and has cash needs in excess of its resources that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	By:	/s/ Cross Fernandez & Riley LLP
Certified Public Accountants

Orlando, Florida September 29, 2008

 GEN2MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	June 30, 2008
Assets

Current:
Cash and cash equivalents	$401	$3,079
Accounts Receivable	58,576	5,000
Other Current Assets	8,007	-
Deferred financing costs – current portion	61,878	-
Total Current Assets	128,862	8,079
Furniture and Equipment:
Computer equipment	84,432	66,305
Office furniture and fixtures	26,610	7,302
	111,042	73,607
Less Accumulated depreciation	(36,372)	(15,854)
Net Furniture and Equipment	74,670	57,753

Intangibles, Net:
Customer list	54,250
Website platform	135,434	270,868
Patent Pending	8,754	8,754
Intangible Assets, net of accumulated amortization	198,438	279,622

Other Assets – Deposits	16,202	-
Deferred financing costs, non-current portion	27,582	-
Total Assets	$445,754	$345,454

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts Payable	$403,094	$93,092
Accrued Salaries	234,613	43,966
Due to related parties	3,033	487,485
Deferred revenue	28,600	-
Convertible secured promissory notes	257,521	-
Notes payable-current portion	294,845	-
Total Current Liabilities	1,221,706	624,543

Note payable – non-current portion	109,678	-
Total Liabilities	1,331,384	624,543

Minority Interest	289,130	324,176

Stockholders' (Deficit) Equity:

Common stock, $.001 par value; 100,000,000 shares authorized;
58,175,191 and 45,195,000 issued and outstanding at June 30, 2009 and 2008, respectively	58,175	45,195
Additional paid in capital	4,395,036	1,769,649
Accumulated Deficit	(5,627,971)	(2,418,109)

Total Stockholders’ (Deficit) Equity	(1,174,760)	(603,265)

Total Liabilities and Stockholders’ Deficit	$445,754	$345,454

See accompanying notes to consolidated financial statements.

GEN2MEDIA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

	12 Months Ended	12 Months Ended
	06/30/09	06/30/08

REVENUES	$1,098,038	$79,686

Cost of Sales	(490,240)	(21,943)

Operating Margin	607,798	57,743

Selling, General and Administrative	2,407,988	1,216,383
Depreciation and Amortization	181,571	148,810
Stock based compensation	916,211	520,007
Total expenses	3,505,770	1,885,200

Interest expense	346,936	2,943

Minority Interest in Loss of Subsidiary	(35,046)	(56,476)

NET LOSS	(3,209,862)	(1,773,924)

NET LOSS TO COMMON SHAREHOLDERS	$(3,209,862)	$(1,773,924)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.06)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING	55,278,523	44,025,685

See accompanying notes to consolidated financial statements.

GEN2MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT/EQUITY
(UNAUDITED)

	Class A		Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2007	41,695,000	$41,695	$803,142	$(644,185)	$200,652

Common stock subscription payment received	-	-	100,000	-	100,000

Common stock issued in private placement	2,800,000	2,800	277,200	-	280,000

Common stock issued in stock grant for
services rendered	700,000	700	69,300	-	70,000

Common stock option compensation cost	-	-	520,007	-	520,007

Net loss	-	-	-	(1,773,924)	(1,773,924)

Balance at June 30, 2008	45,195,000	45,195	1,769,649	(2,418,109)	(603,265)

Common stock issued for forgiveness of debt	3,624,007	3,624	333,777	-	337,401

Common stock issued for options and warrants
exercised	8,950,522	8,950	359,637	-	368,587

Stock based compensation cost for
employees	-	-	916,211	-	916,211

Common stock allocation for convertible secured
promissory notes	-	-	600,000	-	600,000

Common stock issued for cash	25,000	25	6,475	-	6,500

Common stock issued for professional services	380,662	381	119,732	-	120,113

Warrants issued for services	-	-	289,555	-	289,555

Net loss	-	-	-	(3,209,862)	(3,209,862)

Balance at June 30, 2009	58,175,191	$58,175	$4,395,036	$(5,627,971)	$(1,174,760)

See accompanying notes to consolidated financial statements.

GEN2MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	12 Months Ended	12 Months Ended
	06/30/09	06/30/08
Cash Flows from Operating Activities:
Net loss	$(3,209,862)	$(1,773,924)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	20,518	12,333
Amortization	161,054	135,434
Amortization of deferred financing costs	30,553	-
Officer salary forgiveness	18,304	-
Accretion of interest expense	257,521	-
Stock-based compensation and common stock issued for services to
Nonemployees	353,305	70,000
Stock-based compensation	916,211	520,007
Minority interest in loss of subsidiary	(35,046)	(56,475)
Net changes in:
Due to related parties	11,728	260,900
Other current assets	(8,007)	-
Accrued Salaries	146,078	119,561
Accounts receivable	(53,576)	(5,000)
Accounts payable and accrued expenses	310,002	39,050
Deferred revenue	28,600	-
Net Cash Used By Operating Activities	(1,052,617)	(678,114)

Cash Flows from Investing Activities:
Investment in website platform	-	(9,144)
Decrease/(Increase) in deposits	(16,202)	18,381
Purchase of furniture and equipment	(37,435)	(29,541)

Net Cash Used By Investing Activities	(53,637)	(20,304)

Cash Flows from Financing Activities:
Capital contributions	-	277,200
Proceeds from common stock issuance	251,539	2,800
Repayments on related party notes payables	-	-
Stock Subscription Receivable	-	100,000
Proceeds from issuance of promissory notes	931,500	-
Incurrence of deferred financing costs	(63,650)	-
Repayments of notes payable	(15,813)	-
Net Cash Provided By Financing Activities	1,103,576	380,000

Net Increase (Decrease) in Cash and Cash Equivalents	(2,678)	(318,418)

Cash and Cash Equivalents, Beginning	3,079	321,497

Cash and Cash Equivalents, Ending	401	$3,079

Supplemental cash flow information:
Non-cash operating and financing activities:
Forgiveness of accounts payable and accrued salary in exchange for the exercise of options	$123,548	-
Forgiveness of payroll obligation in connection with revised officer contracts	96,097	-
Non-cash investing and financing activities:
Debt assumed in connection with purchase accounting related to Media Evolutions	88,836	-
Intangible assets acquired in connection with the purchase accounting related to Media Evolutions	79,870	-
Issuance of common stock in exchange for forgiveness of employee and related party indebtedness.	337,401	-

See accompanying notes to consolidated financial statements.

 NOTE 1.  ORGANIZATION AND NATURE OF BUSINESS

The accompanying financial statements include Gen2Media Corporation (“Gen2” or the “Company”) and its consolidated subsidiaries, E360, LLC (“E360”) and Media Evolutions (“MEV”).    Gen2 was formed in May 2007 as a Nevada Corporation.  Gen2 subsequently acquired a majority ownership interest in E360.  Gen2 has a management agreement with MEV that provides Gen2 with control of MEV’s operations.

Gen2 engages audiences on digital platforms through provision of media content either directly or through collaboration with channel partners.  Through a combination of original and acquired programming, Gen2 is focused on providing content that appeals to key demographics attractive to advertisers and distributors on radio, printed news, cable television, satellite, mobile and digital media platforms, and consumer products.  Gen2 supports its ability to create original programming through its professional production studio.  Gen2’s production capabilities include in-house production of content, creation and support of video imagery for top line names in the entertainment business, and support of video production for traditional media.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
The accompanying consolidated financial statements include the accounts and transactions of Gen2 and its subsidiary E360 as well as MEV.  Gen2 has a 95% interest in E360, which was acquired by Gen2 in a stock exchange.  MEV is controlled by Gen2 pursuant to a management agreement between the two companies effective July 14, 2008.  The consolidation of MEV was treated as a purchase in the year ended June 30, 2009.  All significant intercompany accounts and transactions are eliminated in consolidation.

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

Development stage enterprise
During the year ended June 30, 2008, Gen2 was considered a development enterprise.  During the year ended June 30, 2009, Gen2 began to realize revenues from its intended business activities.  Accordingly the company now reports as an operational organization and no longer presents the disclosures necessary for a development stage enterprise.

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

Website Platform
Website platform includes capitalized costs incurred during the application and infrastructure development stage in accordance with EITF 00-02.  Development of the website was completed in July 2007 and has been placed in service.  Website platform has an estimated useful life of 3 years and is being amortized over 36 months on a straight-time basis.

Long-Lived Assets
The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived assets.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the years ended June 30, 2009 and 2008.

Computer equipment and Office furniture and fixtures are recorded at cost depreciated on a straight line basis over their expected useful lives of 5 and 7 years, respectively.

Minority Interest
Gen2 Media has a 95% ownership interest in E360.  Minority interest represents the portion of E360 not owned by Gen2.

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

Deferred Financing Costs
The Company recognized deferred financing costs in connection with its Promissory Notes and Convertible Secured Promissory Notes. These costs will be amortized over the term of the debt and represent fees paid to a placement agent in connection with the issuance of this debt.

Earnings per Common share
Basic earnings per common share excludes potentially dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Fully diluted earnings per share is equivalent to basic earnings per share for the years ended June 30, 2009 and 2008, as the impact of including those shares would be anti-dilutive. For the years ended June 30, 2009 and 2008 the Company had 6,279,039 and 10,000,001 potentially dilutive common shares, respectively.

Financial Instruments
In July 2008, the Company adopted SFAS No. 157 Fair Value Measurements ("SFAS No. 157") to value its financial assets and liabilities. The adoption of SFAS No. 157 did not have a significant impact on the Company's results of operations, financial positions or cash flows. SFAS No. 157 defines fair value, establishes a framework for measuring fair value as the exchange price that would be paid by an external party for an asset or liability (exit price). SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when fair value is calculated. Three levels of inputs may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2009. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial statements which include cash, trade receivables, borrowings, related party notes payable, accounts payable and accrued liabilities are valued using Level 1 inputs and are immediately available without market risk to principal. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The Company does not have other financial assets that would be characterized as Level 2 or Level 3 assets.

SFAS No. 157 is effective for non-financial assets and liabilities for the Company's fiscal year beginning July 1, 2009. The Company is currently assessing the impact of this pronouncement as it relates to non-financial assets and liabilities.

NOTE 3. RECENT ACCOUNTING STANDARDS

On June 12, 2009 the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, Accounting for Transfers of Financial Assets, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 166 revises SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognizing of financial assets, and calls upon sellers of the assets to make additional disclosures about them. We do not expect SFAS No. 166 to have a material impact on the Company’s financial position and results of operations.

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions.  SFAS Nos. 166 and 167 will be effective at the start of the first fiscal year beginning after November 15, 2009. We do not expect SFAS No. 167 to have a material impact on the Company’s financial position and results of operations, since the Company does not have variable interest entities.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with the Company’s quarter ending September 30, 2009, all references made by it to GAAP in its financial statements will use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, we do not expect it to have a material impact on the Company’s financial position and results of operations

In May 2009, the FASB issued SFAS 165, Subsequent Events. SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.  We do not expect the adoption of SFAS 165 to have a material impact on our financial position, results of operations, or financial disclosures.

In April 2009, the FASB issued FASB Staff Position ("FSP") FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. This FSP is effective for the first reporting period (interim or annual) ending after June 15, 2009, with earlier application permitted. We do not expect the adoption of SFAS 165 to have a material impact on its financial position, results of operations, or financial disclosures.

Also in April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ("FSP FAS 115-2"). FSP FAS 115-2 requires entities to initially apply the provisions of the standard to previously other than temporarily impaired debt securities (debt securities that the Company does not intend to sell and that the Company is not more likely than not required to sell before recovery), existing as of the date of initial adoption, by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This FSP is effective for the first reporting period (interim or annual) ending after June 15, 2009, with earlier application permitted. We do not expect the adoption of SFAS 165 to have a material impact on its financial position, results of operations, or financial disclosures.

Also in April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments ("FSP FAS 107-1"). FSP FAS 107-1 expands the fair value disclosures required for all financial instruments within the scope of FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments ("FAS 107"), to interim periods. It also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  FSP FAS 157-3 clarifies the application of SFAS No. 157 when the market for a financial asset is not active. FSP FAS 157-3 was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of FSP 157-3 did not have any impact on the Company’s financial statements.

In May 2008, FASB issued Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This pronouncement did not have any impact on financial reporting by the Company.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  FSP FAS 142-3 also adds certain disclosures to those already prescribed in SFAS No. 142. FSP FAS 142-3 is effective as of the beginning of the first fiscal year beginning after December 15, 2008, and early adoption is prohibited. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. We are currently evaluating the impact of FSP FAS 142-3.

In March of 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, Accounting for Derivatives and Hedging Activities.  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We do not expect the adoption of SFAS No. 161 to have a material impact on its financial statements or financial disclosures.

In February 2008, the FASB issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.  FSP FAS 157-1 amends SFAS No. 157 to exclude certain leasing transactions accounted for under previously existing accounting guidance. This exclusion, however, does not apply to assets acquired and liabilities assumed in a business combination, regardless of whether those assets and liabilities are related to leases. The adoption of FSP FAS 157-1 did not have any impact on the Company’s financial statements.

In December, 2007, the FASB issued SFAS No. 160, Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  We are currently evaluating the potential impact this pronouncement may have on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired, and establishes that acquisition costs will be generally expensed as incurred. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for the Company’s fiscal year beginning on or after April 1, 2009. We do not expect the adoption of SFAS No. 141R to have a material impact on our financial statements.

The recent accounting standards disclosed should be read in conjunction with the disclosures made in the Company's Annual Report on form 10-K for the fiscal year ended June 30, 2009.

NOTE 4.  ACQUISITION

On July 14, 2008, Gen2 entered in a management agreement with MEV. MEV provides production services to some of the largest names in the entertainment business. The terms of the agreement require Gen2 to manage all the business and financial operations of MEV. In exchange for these services Gen2 shall receive all revenues, profits and cash flows generated by MEV and shall pay all bills and obligations of MEV. Based on these terms, Gen 2 has control of MEV and therefore has treated this transaction as a purchase in the year ended June 30, 2009.

The acquisition has been accounted for in accordance with SFAS No. 141 "Business Combinations" and accordingly, the consolidated statements of operations include the results of MEV since the date of acquisition, July 14, 2008. The excess of the purchase price over the fair value of acquired assets and liabilities assumed is allocated to an intangible asset related to MEV's customer lists.

The statement of operations includes revenues and earnings incurred after the date of acquisition, July 14, 2008. On an unaudited proforma basis, had the acquisition occurred on July 1, 2006, the results for the periods presented would have been as follows:

	Year ended 6/30/09	Year ended 6/30/08
Revenue	$1,098,038	$448,733
Net Loss	3,209,862	(1,549,329)
Loss per share	(.05)	(0.04)

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

During the year ended June 30, 2009, the company issued Convertible Secured Promissory Notes (See Note 7).   Of the $600,000 issued, $50,000 was issued to a Director and Officer.

During the year ended June 30, 2009, Mr. James S Byrd exercised a total of 2,970,962 options.  2,000,000 options were exercised on behalf of Vanguard Capital, LLC for $20,000 in consideration and 970,692 were exercised personally by Mr. Byrd for consideration of $48,548.

NOTE 6.  NOTES PAYABLE

In connection with the management agreement entered into with MEV, Gen2 became obligated for the repayment of certain notes payable currently outstanding.  These notes originally consisted of a term loan and a line of credit. The notes are secured by a personal guarantee from Richard Brock, Ian McDaniel and Mark Argenti.  The term loan originated on September 20, 2005 with a face value of $100,000 and requires monthly payments of principal and interest over a five year period maturing on September 20, 2010 and bears interest at 6.75%.  On June 30, 2009, MEV agreed to convert the outstanding balance on the line of credit to a term loan and repay it over a 15 month period maturing on September 20, 2010 with an interest rate of 6.5%.  There was $73,023 outstanding at June 30, 2009 on these notes.

NOTE 7.  CONVERTIBLE SECURED PROMISSORY NOTES

During the year ended June 30, 2009 the Company issued debt instruments in the form of promissory notes with a face value of $600,000 (the “Notes”). The Notes carry interest at 12% and are due and payable in full at the earlier of either minimum equity financing of $1 million or one year. Interest can be received monthly or accrued and paid at maturity at the option of the holder. The Notes are secured by all assets of the Company.

The holders of the Notes have the option, but not the obligation, to convert the outstanding principal into common stock at any time under any of the following terms: A conversion price of $.25 per share; a conversion price of 30% less than price per share obtained in the next round of financing completed by the Company; a conversion price of 30% less than the price per share paid in the event of a sale of the company, or $0.13 per share in the event the Company does not raise a minimum of $1 million in additional financing within one year of issuance.

The notes contain warrants to purchase shares valued at 20% of the face value of the note assuming a stock value of $0.25 per share and an exercise price of $0.001 per share. If the value of common stock at the time of conversion is less than $0.25, the payee shall receive additional warrants to bring the total value of warrants issued under this program to be equal to 20% of the face value of the Note. The Notes also included a beneficial conversion feature as the obligations can convert into equity for an exercise price less than the share price at the time of issuance at the option of the holder. Based on these features, the proceeds from debt were split between the value of the warrants and the debt. Further, the debt obligation must have value assigned to the beneficial conversion feature. These valuations cause the proceeds from these notes to be allocated to additional paid capital with $248,953 assigned to the value of the warrants and the remaining $351,047 assigned to the beneficial conversion feature. The face value of the debt will be accreted to interest expense over the 1-year term of the debt.  During the year ended June 30, 2009, $257,021 was accreted to interest.

NOTE 8.   PROMISSORY NOTES

During the year ended June 30, 2009 the Company issued debt instruments in the form of promissory notes with a face value of $331,500 (the “ PromissoryNotes”) and bear interest at 12%. These Promissory Notes were issued in two traunches.  The Traunch I has a face value of $231,500 and is due and payable one year from issuance.  Traunch I was issued during the fourth quarter of the year ended June 30, 2009 and therefore is due at during the quarter ending June 30, 2010.  Traunch II has a face value of $100,000 and is due and payable on December 31, 2010.  Subsequent to June 30, 2009, $274,000 was added to the face value of Traunch II. Interest is paid monthly.

NOTE 9.  CAPITAL STOCK

The Company’s authorized capital stock consists of 100,000,000 shares of Class A common with a par value of $0.001. 58,175,191 shares were outstanding as of June 30, 2009.

The Company has effective registration with the SEC.  The Company filed a form 15c2-11 with FINRA and requested permission to trade on the OTC Bulletin Board.  The Company’s stock began trading on October 3, 2008.

In connection with the acquisition discussed in Note 1, three founders of the Company received a total of 32,499,999 shares of Class A common stock in Gen2Media in exchange for their 95% (9,500 member units) ownership interest in E360.  The shares are restricted until and unless the registration of said shares for resale becomes effective and may not be sold without registration under the Securities Act or pursuant to an exemption from registration.

During the year ended June 30, 2008, the Company sold 2,800,000 shares of its common stock for $.10 per share pursuant to private placements of securities.   The proceeds were used to cover ongoing operational expenses.

The Company has issued shares of its common stock in exchange for professional services.   These shares were recorded at fair value at the time issuance.  In the years ended June 30, 2009 and 2008, 133,162 and 700,000 shares, respectively were issued and with a fair value of $120,113 and $70,000, respectively.

During the year ended June 30, 2009, the Company issued a total of 12,732,691 shares of common stock.  8,470,962 shares were issued in satisfaction of options and warrants exercised, for consideration of $368,587; 3,624,007 were issued in satisfaction of debt obligations for consideration of $337,401; 25,000 were issued directly to investors for consideration of $6,500; and
133,162 were issued for professional services for consideration of $120,113.

NOTE 10. STOCK BASED COMPENSATION

The Company accounts for stock based compensation awards including employee stock options and warrants issued to external parties in accordance with SFAS 123R for newly issued awards as well as those modified, repurchased, or cancelled after the effective date, and to the unvested portion of awards outstanding as of the effective date.  The Company uses the Black-Scholes option-pricing model to value its new stock option and warrant grants under SFAS 123R.

The estimated fair value of each option or warrant grant is determined on the date of grant using Black-Scholes option pricing model.  The Black-Scholes model is dependent upon key inputs estimated by management, including the expected term of an option and the expected volatility of our common stock price over the expected term.  The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures.  The risk-free interest rate is based on the yield on zero-coupon U.S. treasury securities at the time of grant for a period commensurate with the expected term.  The expected volatility is calculated based on the historical experience of internet-related companies with a price volatility ranging from 42% to 117%.  We estimated our volatility to be 73% to 75%.

Compensation cost arising from non-vested stock granted to employees and from non-employees stock awards is recognized as expense using the graded vesting attribution method over the vesting period.  As of June 30, 2009, there was $300,865 of remaining unrecognized compensation cost related to non-vested stock; that cost is expected to be recognized over a weighted average period of 1.5 years.

For the years ended June 30, 2009 and 2008, the Company’s stock-based compensation expense related to vested stock to employees was $916,211 and $520,007, respectively.  For the years ended June 30 2009 and 2008, the Company’s stock based compensation related to restricted stock awards and warrants issued to third parties was $658,621 and $70,000 in the years ended 2009 and 2008, respectively.

During the years ended June 30, 2009 and 2008, the company issued options and warrants for shares of stock in connection with the recruitment of directors, officers and executive level employees as well as for professional services rendered for professional services.  Additionally, during the year ended June 30, 2008, the Company accelerated the vesting of options for 5,000,000 shares previously issued to certain advisors and officers.  These options fully vested during the year in exchange for an agreement to exercise said options and for services rendered.  Based on these activities, compensation cost of $916,211 and $520,007 was recognized in the years ended June 30, 2009 and 2008, respectively.

The following table summarizes the Company’s stock options and warrants outstanding as of June 30, 2009 and 2008, as well as option activity during the twelve months then ended:

	Number of Shares Outstanding Under Options and Warrants	Weighted Average Exercise Price

Balance, July 1, 2007	-	$-
Granted	10,000,001	0.08
Exercised	-	-

Balance, June 30, 2008	10,000,001	0.08

Granted	5,500,000	0.14
Exercised	(9,220,962)	0.09
Forfeited or expired	-	-

Balance, June 30, 2009	6,279,039	$0.14

The weighted average fair value of options and warrants granted during the years ended June 30, 2009 and 2008 was $0.14 and $0.08 per share, respectively. The total intrinsic value of options exercised during the years ended June 30, 2009 and 2008, was $4,100,531 and $0, respectively. The aggregate intrinsic value of the outstanding options at June 30, 2009 and 2008 was $4,027,869 and 389,932.

NOTE 11.  INCOME TAXES

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

The components of deferred tax assets are as follows:

	6/30/09	6/30/08

Accumulated Net loss	$5,577,222	$2,418,109

Valuation allowance	(5,577,222)	(2,418,109)

Net deferred tax assets	$–	$-

NOTE 12.  GOING CONCERN

The company became operational during the year ended June 30, 2009 and exited the development stage.  The Company began to realize substantial revenue in year ended June 30, 2009.  Through June 30, 2009 the Company has accumulated losses of $5,577,222.  The Company expects to generate revenues from corporate clients and partners in the way of advertising revenue, through the delivery of the client’s content, platform and technology via the internet as well as for its production services.  The Company will either receive a fee for those services, or will share in the revenue generated from the clients and partners through use of its technology.

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

NOTE 13.  SUBSEQUENT EVENTS

Subsequent to June 30, 2009 the Company issued additional unsecured promissory notes in the amount of $274,000.  The proceeds from these notes will be used for the deployment of sales resources, infrastructure and working capital.

As disclosed in the Company’s Form 8-K filed July 15, 2009, on July 9, 2009, Mr. James Byrd resigned as the Chairman of the Board and Chief Executive Officer of the Company. Simultaneously, by a unanimous vote dated July 9, 2009, the Board of Directors of the Company appointed Mr. Mark Argenti as Chairman of the Board and Chief Executive Officer of the Company.

As disclosed on Form 8-K filed August 19, 2009, on August 14, 2009 Mr. Micheal Morgan was appointed as the Chief Operating Officer and Chief Technical Officer.  While passing operational responsibilities to Mr. Morgan, Mr. Moreland remains the Chief Financial Officer of the Company.