Form 10-Q
period 2009-09-30
Gen 2 Media CORP
filed 2009-10-22
CIK 1418826

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of October 21, 2009, there were 58,457,029 outstanding shares of the Registrant's Common Stock, $.001 par value.

GEN2MEDIA CORPORATION
SEPTEMBER 30, 2009 QUARTERLY REPORT ON FORM 10-Q

 GEN2MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	June 30, 2009
Assets

Current:
Cash and cash equivalents	$48,141	$401
Accounts Receivable	57,014	58,576
Other Current Assets	83,507	8,007
Deferred financing costs – current portion	39,353	61,878
Total Current Assets	228,015	128,862
Furniture and Equipment:
Computer equipment	84,432	84,432
Office furniture and fixtures	32,923	26,610
	117,355	111,042
Less Accumulated depreciation	(40,944)	(36,372)
Net Furniture and Equipment	76,411	74,670

Intangibles, Net:
Customer list	47,595	54,250
Website platform	101,576	135,434
Patent Pending	8,754	8,754
Intangible Assets, net of accumulated amortization	157,925	198,438

Other Assets – Deposits	16,202	16,202
Deferred financing costs, non-current portion	62,467	27,582
Total Assets	$541,020	$445,754

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts Payable	$301,460	$406,127
Accrued Salaries	292,129	234,613
Deferred revenue	15,333	28,600
Convertible secured promissory notes	408,753	257,521
Promissory Notes and Notes payable-current portion	288,351	294,845
Total Current Liabilities	1,306,026	1,221,706

Promissory Notes – non-current portion	389,000	109,678
Total Liabilities	1,695,026	1,331,384

Stockholders' (Deficit) Equity:

Common stock, $.001 par value; 100,000,000 shares authorized;
58,457,029 and 58,175,191 issued and outstanding at September and June 30, 2009, respectively	58,457	58,175
Additional paid in capital	5,097,107	4,395,036
Accumulated Deficit	(6,579,597)	(5,627,971)

Total Stockholders’ Deficit of Gen2Media Corporation	(1,424,033)	(1,174,760)
Noncontrolling Interest	270,027	289,130
Total Stockholders’ Deficit	(1,154,006)	(885,630)
Total Liabilities and Stockholders’ Deficit	$541,020	$445,754

See accompanying notes to consolidated financial statements.

GEN2MEDIA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	3 Months Ended	3 Months Ended
	9/30/09	9/30/08

REVENUES	$383,790	$514,135

Cost of Sales	(141,010)	(101,111)

Operating Margin	242,780	413,024

Operating Expenses
Selling, General and Administrative	508,811	396,430
Depreciation and Amortization	45,086	43,421
Stock based compensation	438,454	482,229
Total expenses	992,351	922,080

Loss from Operations	(749,571)	(509,056)

Interest expense	(221,158)	(9,625)

NET LOSS	(970,729)	(518,681)

Net Loss attributable to Noncontrolling Interest	19,103	3,566

NET LOSS TO COMMON SHAREHOLDERS OF GEN2MEDIA CORPORATION	$(951,626)	$(515,115)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	58,212,863	46,617,765

See accompanying notes to consolidated financial statements.

GEN2MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT/EQUITY
(UNAUDITED)

	Class A		Additional
	Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance at June 30, 2009	58,175,191	$58,175	$4,395,036	$(5,627,971)	$289,130	$(885,630)

Stock based compensation cost for Employees	-	-	438,454	-	-	438,454

Common stock issued for professional services	281,838	282	217,137	-	-	217,419

Warrants issued for services	-	-	46,480	-	-	46,480

Net loss attributable to noncontrolling interest					(19,103)	(19,103)

Net loss	-	-	-	(951,626)	-	(951,626)

Balance at September 30, 2009	58,457,029	$58,457	$5,097,107	$(6,579,597)	$270,027	$(1,154,006)

See accompanying notes to consolidated financial statements.

GEN2MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	3 Months Ended	3 Months Ended
	9/30/09	9/30/08
Cash Flows from Operating Activities:
Net loss	$(951,626)	$(515,115)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	4,572	3,874
Amortization	40,513	39,547
Amortization of deferred financing costs	32,459	-
Accretion of interest expense	151,232	-
Common stock and warrants issued for services to
Nonemployees	172,980	-
Stock-based compensation	438,454	482,229
Noncontrolling interest in loss of subsidiary	(19,103)	(3,566)
Net changes in:
Due to related parties	-	9,207
Other current assets	(500)	-
Accrued Salaries	57,516	4,448
Accounts receivable	1,562	(213,742)
Accounts payable and accrued expenses	(104,667)	89,943
Deferred revenue	(13,267)	-
Net Cash Used By Operating Activities	(189,875)	(103,175)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(6,313)	(5,963)

Net Cash Used By Investing Activities	(6,313)	(5,963)

Cash Flows from Financing Activities:
Proceeds from common stock issuance	-	195,501
Proceeds from issuance of promissory notes	289,000	-
Incurrence of deferred financing costs	(28,900)	-
Repayments of notes payable	(16,172)	(5,156)
Net Cash Provided By Financing Activities	243,928	190,345

Net Increase in Cash and Cash Equivalents	47,740	81,207

Cash and Cash Equivalents, Beginning	401	3,079

Cash and Cash Equivalents, Ending	$48,141	$84,286

Supplemental cash flow information:
Non-cash financing activities:
Deferred financing costs incurred	15,191	-
Non-cash investing and financing activities:	-	-
Debt assumed in connection with purchase accounting related to Media Evolutions	-	88,836
Intangible assets acquired in connection with the purchase accounting related to Media Evolutions	-	79,870
Issuance of common stock in exchange for forgiveness of employee and related party indebtedness.	-	337,401
Other disclosures:
Interest Paid	25,019	3,403

See accompanying notes to consolidated financial statements.

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Gen2Media Corporation (“Gen2” or the “Company”) and its consolidated subsidiaries, E360, LLC (E360) and Media Evolutions (MEV) is a full service digital media company.  Gen2 engages audiences on digital platforms through provision of media content either directly or through collaboration with channel partners.  Through a combination of original and acquired programming and other entertainment content, Gen2 is focused on providing content that appeals to key demographics attractive to advertisers and distributors on radio, printed news, cable television, satellite, mobile and digital media platforms, and consumer products.  Gen2 supports its ability to create original programming through its professional production studio and its proprietary digital playback system.  Gen2’s production capabilities include in-house production of content, creation and support of video imagery for top line names in the entertainment business, and support of video production for traditional media.  Gen2 also provides its software under licensing arrangements whereby Gen2 receives a monthly subscription fee for use of its software.

Basis of Presentation

Unaudited Interim Financial Statements
The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, as filed with the SEC on September 28, 2009 (the “2009 Annual Report”).

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
Revenue is generated from advertising on Gen2Media’s network of websites, which includes fees and revenue sharing associated with the use of our digital media player by our channel partners, the development of micro sites for clients, production and distribution of original content, and services rendered in connection with the production of video content.  Revenue is recognized when services are rendered in accordance with the terms of the agreement provided that the collection of the associated receivable is reasonably assured and there are no remaining significant obligations.

Website Platform
Website platform includes capitalized costs incurred during the application and infrastructure development stage in accordance with EITF 00-02.  Development of the website was completed in July 2007 and has been placed in service.  Website platform has an estimated useful life of 3 years and is being amortized over 36 months on a straight-time basis.

Long-Lived Assets
The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived assets.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the period ended September 30, 2009 and 2008.

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

Earnings per Common share
Basic earnings per common share excludes potentially dilutive securities and is computed by dividing net earnings(loss) by the weighted average number of common shares outstanding during the period.  Fully diluted earnings per share are not displayed as the impact of including those shares would be anti-dilutive. For the quarters ended September 30, 2009 and 2008 the Company had 9,135,427 and 8,300,001 potentially dilutive common shares, respectively, which were not included in the calculation of diluted loss per share.

Financial Instruments
In July 2008, the Company adopted SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157") to value its financial assets and liabilities. The adoption of SFAS No. 157 did not have a significant impact on the Company's results of operations, financial positions or cash flows. SFAS No. 157 defines fair value, establishes a framework for measurings fair value as the exchange price that would be paid by an external party for an asset or liability (exit price). SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when fair value is calculated. Three levels of inputs may be used to measure fair value:

▪	Level 1 - Active market provides quoted prices for identical assets or liabilities;
▪	Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable with market data; and
▪
 Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumption that market participants would use in pricing.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2009. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial statements which include cash, trade receivables, borrowings, related party notes payable, accounts payable and accrued liabilities are valued using Level 1 inputs and are immediately available without market risk to principal. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The Company does not have other financial assets that would be characterized as Level 2 or Level 3 assets.

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

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions.  SFAS Nos. 166 and 167 will be effective at the start of the first fiscal year beginning after November 15, 2009. We do not expect SFAS Nos. 166 or 167 to have a material impact on the Company’s financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with the Company’s quarter ending September 30, 2009, all references made by it to GAAP in its financial statements will use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, does not have a material impact on the Company’s financial position and results of operations.

In May 2009, the FASB issued SFAS 165, Subsequent Events. SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.  We do not expect the adoption of SFAS 165 to have a material impact on our financial position, results of operations, or financial disclosure.

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

The statement of operations includes revenues and earnings incurred after the date of acquisition, July 14, 2008. On an unaudited proforma basis, had the acquisition occurred on July 1, 2008, the results for the periods presented would have been identical to those presented in the Consolidated Financial Statements, as there were no transactions during the period from July 1, 2008 to the date of acquisition, July 14, 2008.

There was no cash consideration paid for this acquisition. The purchase price of $79,870 was determined by taking the difference between MEV's assets of $8,966 and its debt of $88,836 as of the date of the acquisition.

NOTE 5. RELATED PARTY TRANSACTIONS

During 2008, the Company issued notes payable to three of its shareholders, to fund operations.  $75,513 was outstanding under these notes payable as of June 30, 2008.  This loan required interest only payments, bore interest at 12%, was secured by all the assets of the Company, and personally guaranteed by the three officers of the Company.  During August 2008 these notes were satisfied through issuances of shares for $50,000 of the obligation and exercising of options for $25,000 for an aggregate of 1,000,000 shares.

As of June 30, 2008, there was an additional $411,972 in non-interest bearing amounts due to related companies and certain of its officers that related to working capital needs.  During August 2008, 2,411,170 shares were issued in satisfaction of $241,117 of this obligation.

During July, 2008, the company entered into an agreement with MEV to provide management services.  In exchange for management of the business and financial operations, Gen2 has the right to all revenue and profit and is obligated to pay all financial obligations of MEV.  MEV was owned and operated by certain directors and officers of Gen2.

NOTE 6.  NOTES PAYABLE

In connection with the management agreement entered into with MEV, Gen2 became obligated for the repayment of certain notes payable currently outstanding.  These notes originally consisted of a term loan and a line of credit. The notes are secured by a personal guarantee from Richard Brock, Ian McDaniel and Mark Argenti.  The term loan originated on September 20, 2005 with a face value of $100,000 and requires monthly payments of principal and interest over a five year period maturing on September 20, 2010 and bears interest at 6.75%.  On June 30, 2009, MEV agreed to convert the outstanding balance on the line of credit to a term loan and repay it over a 15 month period maturing on September 20, 2010 with an interest rate of 6.5%.  There was $55,681 outstanding at September 30, 2009 on these notes.

NOTE 7.  CONVERTIBLE SECURED PROMISSORY NOTES

During the year ended June 30, 2009, the Company issued debt instruments in the form of promissory notes (the “Notes”). The Notes carry interest at 12% and are due and payable in full at the earlier of either minimum equity financing of $1 million or one year. Interest can be received monthly or accrued and paid at maturity at the option of the holder. The Notes are secured by all assets of the Company.

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

The notes contain warrants to purchase shares valued at 20% of the face value of the note assuming a stock value of $0.25 per share and an exercise price of $0.001 per share. If the value of common stock at the time of conversion is less than $0.25, the payee shall receive additional warrants to bring the total value of warrants issued under this program to be equal to 20% of the face value of the Note. The Notes also included a beneficial conversion feature as the obligations can convert into equity for an exercise price less than the share price at the time of issuance at the option of the holder. Based on these features, the proceeds from debt were split between the value of the warrants and the debt. Further, the debt obligation must have value assigned to the beneficial conversion feature. These valuations cause the proceeds from these notes to be allocated to additional paid capital with $248,953 assigned to the value of the warrants and the remaining $351,047 assigned to the beneficial conversion feature. The face value of the debt will be accreted to interest expense over the 1-year term of the debt.  During the quarter ended September 30, 2009, $151,232 was accreted to interest.

NOTE 8.   PROMISSORY NOTES

During the year ended June 30, 2009 and the quarter ended September 30, 2009,  the Company issued debt instruments in the form of promissory notes with a face value of $620,500 (the “ Promissory Notes”) and bear interest at 12%. These Promissory Notes were issued in two traunches.  Traunch I has a face value of $231,500 and is due and payable one year from issuance.  Traunch I was issued during the fourth quarter of the year ended June 30, 2009, and therefore is due during the quarter ending June 30, 2010.  Traunch II has a face value of $389,000 and is due and payable on December 31, 2010.  Interest is paid monthly.

NOTE 9.  CAPITAL STOCK

The Company’s authorized capital stock consists of 100,000,000 shares of Class A common with a par value of $0.001. 58,457,029 shares were outstanding as of September 30, 2009.

The Company has effective registration with the SEC and is therefore a reporting public company.  The Company filed a form 15c2-11 with FINRA and requested permission to trade on the OTC Bulletin Board.  The Company’s stock began trading on October 3, 2008.

NOTE 10. STOCK BASED COMPENSATION

During the quarter ended September 30, 2009, the company issued options and warrants for 3,050,000 shares of common stock, principally in connection with the recruitment of directors and officers.  Additionally, during the quarter ended September 30, 2008, the Company accelerated the vesting of options for 5,000,000 shares previously issued to certain advisors.  These options fully vested during the quarter in exchange for an agreement to exercise said options.  Based on these activities compensation cost of $438,454 and $482,229 was recognized in the quarters ended September 30, 2009 and 2008, respectively.  Unrecognized compensation cost related to unvested stock options and warrants at September 30, 2009 was $433,684 and are expected to be recognized over a weighted average period of 29 months.

	Number of Shares Outstanding Under Options and Warrants	Weighted Average Exercise Price

Balance, June30, 2008	10,000,001	$0.08
Granted	5,500,000	0.14
Exercised	(9,220,962)	0.09

Balance, June 30, 2009	6,279,039	0.14

Granted	4,300,000	0.38
Exercised	-	-
Forfeited or expired	(193,612)	0.21

Balance, September 30, 2009	9,135,427	$0.21

The weighted average fair value of options granted at market during the quarters ended September 30, 2009 and 2008 was $0.21 and $0.06, respectively. The weighted average fair value of options and warrants granted at market during the quarters ended September 30, 2009 and 2008 was $0.38 and $0.02, respectively. The total intrinsic value of options exercised during the quarters ended September 30, 2009 and 2008 and was $0 and $380,000, respectively. The aggregate intrinsic value of the outstanding options at September 30, 2009 was $2,107,708.

NOTE 11.  GOING CONCERN

The company became operational during the year ended June 30, 2009.  Through September 30, 2009, the Company has accumulated losses of $6,579,597.  The Company expects to generate revenues from corporate clients and partners in the way of advertising revenue, through the delivery of the client’s content, platform and technology via the internet as well as for its production services.  The Company will either receive a fee for those services, or will share in the revenue generated from the clients and partners through use of its technology.

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

NOTE 12.  INCOME TAXES

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

The components of deferred tax assets are as follows:

	9/30/09	6/30/09

Accumulated Net loss	$6,579,597	$5,577,222

Valuation allowance	(6,579,597)	(5,577,222)

Net deferred tax assets	$–	$-

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. References in this section to "Gen2Media Corporation," “Gen2Media,” the "Company," "we," "us," and "our" refer to Gen2Media Corporation and our direct and indirect subsidiaries on a consolidated basis unless the context indicates otherwise.

This quarterly report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects," "intends," "believes," "anticipates," "may," "could," "should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008.  Our fiscal year runs from July 1 to June 30.

Revenue

Revenue decreased $130,345 to $383,790 in the quarter ended September 30, 2009 as compared to 2008.  While revenue in aggregate declined, the mix of revenue saw a demonstrable shift toward ongoing recurring revenue generated by the Company’s ad supported network of websites from one time custom engagements experienced in the prior year.

Cost of Sales

During the quarter the Company incurred cost of sales in conjunction with the direct provision of services to our clients.   These expenses consist of bandwidth to serve advertising on the Gen2 Network of websites, and professional support and production personnel as well as equipment to facilitate the provision of our production services.  Cost of sales increase by $39,899 to $141,010 in the quarter ended September 30, 2009 as compared to 2008.  The increase was due to a greater need for hardware and personnel beyond the Company’s established infrastructure in the current year.

Operating Margin

The operating margin generated by the services and technologies provided during the quarter ended September 30, 2009 decreased by $170,244 to $242,780 in comparison to the quarter ended September 30, 2008.  The operating margin on the services and technologies produced a 63% margin.  The established infrastructure and technology in place at the company allows the provision of our products and services to the marketplace at a low cost ratio for each new client engagement or advertising campaign allowing for a strong margin.  The decrease in operating margin in comparison to the prior year was due to the nature and complexity of client services delivered in the current year.  There was a greater need for hardware and personnel beyond the Company’s established infrastructure in the current year.

Selling General and Administrative

Selling General and Administrative costs generally consist of salaries, professional fees, office expenses and other administrative costs.  These costs increased by $112,381 to $508,811 for the quarter ended September 30, 2009.  This increase includes a growth in noncash charges related to investor relations expenses of $172,980 partially offset by a reduction in professional fees of approximately $126,000 related to the Company’s cost of going public in the prior year.  The remaining growth is for improved infrastrucute in personnel including additional officers and supporting staff.

Stock based Compensation

Stock based compensation decreased by $43,775 to $438,454.  The expense associated with stock based compensation in the current and prior year quarter is due to stock awards for certain officers whereas the prior year expense also included previously outstanding options that fully vested during that quarter in exchange for the agreement to exercise said options.

Interest expense

Interest expense increased by $211,533 to $221,158.  The increase is due to the additional indebtedness incurred by the Company over the past year.  The most significant portion of interest expense is noncash and relates to the recognition of interest expense associated with the Secured Convertible Promissory Notes which amounted to $151,232 during the quarter ended September 30, 2009.

Net Loss

The net loss for the quarter ended September 30, 2008 increased by $436,511 to $951,626.  The increase over the prior year was due primarily to lower operating margin of $170,244, increased selling general and administrative costs of $112,381 and increased interest expense of $211,533.

Liquidity and Capital Resources

The Company had net working capital of $(1,077,782) at September 30, 2009, an improvement of $15,062 compared to June 30, 2009.  The Company issued debt of $289,000 to fund working capital needs in the quarter ended September 30, 2009.

The Company has incurred losses since its inception.  The Company’s auditor has emphasized uncertainty regarding our ability to continue as a going concern in his audit report for the year ended June 30, 2009. As shown in the accompanying financial statements, the Company realized net losses from operations of $951,626 for the quarter ended September 30, 2008 resulting in an accumulated deficit of $6,579,597 as of September 30, 2009.

Other components of the Company’s working capital and changes therein are discussed as follows:

Cash and Cash Equivalents. For the three month period ended September 30, 2009, cash and cash equivalents increased to $48,141 from $401 at June 30, 2009. The increase in cash equivalents is primarily attributable to the issuance of $289,000 in additional indebtedness offset by cash used in operating activities.

Cash Flows from Operating Activities. Net cash used by operating activities was $189,875 for the three months ended September 30, 2009, a decline of $86,700 over the first quarter of the prior year.  The change in cash flows from operating activities is primarily attributable to the reduction of accounts payable and accrued expenses.

Cash Flows from Financing Activities. Net cash provided by financing activities was $243,928 for the three months ended September 30, 2009.  This cash was generated from the issuance of additional indebtedness in the form of notes payable.

Noncash transactions.  During the quarter, the Company issued Common Stock and Warrants valued at $263,899 in exchange for professional services.  The Company also incurred noncash interest expense of $151,232  related to its Secured Convertible Promissory Notes.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were ineffective due to the lack of segregation of duties and the lack of audit committee oversight. Upon the acquisition of adequate capital the Company intends to remediate the deficiencies through the deployment of additional personnel and implementation of an audit committee.

Management’s Quarterly Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of September 30, 2009 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of September 30, 2008.

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

None.

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

GEN2MEDIA CORPORATION

DATE: October 22, 2009	By:	/s/ Mark Argenti
Mark Argenti
Chief Executive Officer (principal executive officer)

By:	/s/ Thomas Moreland
Thomas Moreland
Chief Financial Officer and Treasurer (Principal financial and accounting officer)