Form 10-Q
period 2009-12-31
Gen 2 Media CORP
filed 2010-02-16
CIK 1418826

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of February 10, 2010, there were 64,042,428 outstanding shares of the Registrant's Common Stock, $.001 par value.

GEN2MEDIA CORPORATION
DECEMBER 31, 2009 QUARTERLY REPORT ON FORM 10-Q

 GEN2MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2009 (Unaudited)	June 30, 2009
Assets

Current:
Cash and cash equivalents	$3,795	$401
Accounts Receivable	152,960	58,576
Other Current Assets	7,315	8,007
Deferred financing costs – current portion	61,878	61,878
Total Current Assets	225,948	128,862
Furniture and Equipment:
Computer equipment	86,930	84,432
Office furniture and fixtures	34,500	26,610
	121,430	111,042
Less Accumulated depreciation	(46,830)	(36,372)
Net Furniture and Equipment	74,600	74,670

Intangibles, Net:
Customer list	39,936	54,250
Website platform	67,718	135,434
Patent Pending	8,754	8,754
Intangible Assets, net of accumulated amortization	116,408	198,438

Other Assets – Deposits	16,202	16,202
Deferred financing costs, non-current portion	27,722	27,582
Total Assets	$460,880	$445,754

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts Payable	$323,842	$406,127
Accrued Salaries	114,935	234,613
Deferred revenue	1,720	28,600
Convertible Secured Promissory Notes	259,986	257,521
Promissory Notes and Notes payable-current portion	362,506	294,845
Total Current Liabilities	1,062,989	1,221,706

Convertible Secured Promissory Notes – noncurrent portion	300,000	-
Promissory Notes – non-current portion	482,000	109,678
Total Liabilities	1,844,989	1,331,384

Stockholders' (Deficit) Equity:

Common stock, $.001 par value; 100,000,000 shares authorized;
63,792,428 and 58,175,191 issued and outstanding at December 31 and June 30, 2009, respectively	63,792	58,175
Additional paid in capital	5,654,501	4,395,036
Accumulated Deficit	(7,370,573)	(5,627,971)

Total Stockholders’ Deficit of Gen2Media Corporation	(1,652,280)	(1,174,760)
Noncontrolling Interest	268,171	289,130
Total Stockholders’ Deficit	(1,384,109)	(885,630)
Total Liabilities and Stockholders’ Deficit	$460,880	$445,754

See accompanying notes to consolidated financial statements.

GEN2MEDIA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Quarter Ended	Quarter Ended	6 Months Ended	6 Months Ended
	12/31/09	12/31/08	12/31/09	12/31/08

REVENUES	$246,973	$383,738	$630,763	$897,873

Cost of Sales	(43,237)	(283,071)	(184,247)	(384,182)

Operating Margin	203,736	100,667	446,516	513,691

Operating Expenses
Selling, General and Administrative	487,209	500,742	996,020	897,198
Depreciation and Amortization	47,403	45,788	92,489	89,209
Stock based compensation	237,262	377	675,716	482,606
Total expenses	771,874	546,907	1,764,225	1,469,013

Loss from Operations	(568,138)	(446,240)	(1,317,709)	(955,322)

Interest expense	(224,694)	(16,649)	(445,852)	(26,275)

NET LOSS	(792,832)	(462,889)	(1,763,561)	(981,597)

Net Loss attributable to Noncontrolling Interest	1,856	8,135	20,959	11,701

NET LOSS TO COMMON SHAREHOLDERS OF GEN2MEDIA CORPORATION	$(790,976)	$(454,754)	$(1,742,602)	$(969,896)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	61,334,881	55,182,451	59,614,117	49,142,501

See accompanying notes to consolidated financial statements.

GEN2MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT/EQUITY
(UNAUDITED)

	Class A		Additional
	Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance at June 30, 2009	58,175,191	$58,175	$4,395,036	$(5,627,971)	$289,130	$(885,630)

Stock based compensation cost for Employees	2,168,861	2,169	757,698	-	-	759,867

Common stock issued for professional services	419,338	419	212,899	-	-	213,318

Warrants issued for services	-	-	142,754	-	-	142,754

Net loss attributable to noncontrolling interest	-	-	-	-	(20,959)	(20,959)

Common stock issued for Options exercised	3,029,038	3,029	146,114	-	-	149,143

Net loss	-	-	-	(1,742,602)	-	(1,742,602)

Balance at September 30, 2009	63,792,428	$63,792	$5,654,501	$(7,370,573)	$268,171	$(1,384,109)

See accompanying notes to consolidated financial statements.

GEN2MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	6 Months Ended	6 Months Ended
	12/31/09	12/31/08
Cash Flows from Operating Activities:
Net loss	$(1,742,602)	$(969,896)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	10,459	9,094
Amortization	82,030	80,116
Amortization of deferred financing costs	62,779	-
Accretion of interest expense	302,465	7,110
Accretion of Accrued Salaries	13,728	-
Common stock and warrants issued for services to
Nonemployees	325,153	-
Stock-based compensation	675,716	482,606
Noncontrolling interest in loss of subsidiary	(20,959)	(11,701)
Net changes in:
Due to related parties	-	6,631
Other current assets	692	(5,928)
Deposits	-	(13,652)
Accrued Salaries	6,939	40,464
Accounts receivable	(94,384)	(64,710)
Accounts payable and accrued expenses	(67,285)	107,653
Deferred revenue	(26,880)	-
Net Cash Used By Operating Activities	(472,149)	(332,213)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(10,389)	(28,107)

Net Cash Used By Investing Activities	(10,389)	(28,107)

Cash Flows from Financing Activities:
Proceeds from common stock issuance	92,949	211,500
Proceeds from issuance of promissory notes and convertible secured promissory notes	470,000	195,000
Incurrence of deferred financing costs	(47,000)	-
Repayments of notes payable	(30,017)	(7,051)
Net Cash Provided By Financing Activities	485,932	399,449

Net Increase in Cash and Cash Equivalents	3,394	39,129

Cash and Cash Equivalents, Beginning	401	3,079

Cash and Cash Equivalents, Ending	$3,795	$42,208

Supplemental cash flow information:
Non-cash Operating activities
Issuance of common stock in exchange for forgiveness of accounts payable	15,000	-
Issuance of common stock in exchange for forgiveness of accrued payroll	140,345	-
Non-cash financing activities:
Deferred financing costs incurred	15,919	-
Non-cash investing and financing activities:
Debt assumed in connection with purchase accounting related to Media Evolutions	-	88,836
Intangible assets acquired in connection with the purchase accounting related to Media Evolutions	-	79,870
Issuance of common stock in exchange for forgiveness of employee and related party indebtedness.	140,345	337,401

Other disclosures:
Interest Paid	58,721	3,403

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

Earnings per Common share
Basic earnings per common share excludes potentially dilutive securities and is computed by dividing net earnings(loss) by the weighted average number of common shares outstanding during the period.  Fully diluted earnings per share are not displayed as the impact of including those shares would be anti-dilutive. For the quarters and six months ended December 31, 2009 and 2008, the Company had 6,936,048 and 9,135,427, and 8,300,001 and 8,036,001 potentially dilutive common shares, respectively, which were not included in the calculation of diluted loss per share.

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

NOTE 4.  ACQUISITION

On July 14, 2008, Gen2 entered in a management agreement with MEV. MEV provides production services to some of the largest names in the entertainment business. The terms of the agreement require Gen2 to manage all the business and financial operations of MEV. In exchange for these services Gen2 shall receive all revenues, profits and cash flows generated by MEV and shall pay all bills and obligations of MEV. Based on these terms, Gen 2 has control of MEV and therefore this transaction was treated as a purchase in the quarter ended September 30, 2008.

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

NOTE 6.  INDEBTEDNESS

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

The notes contain warrants to purchase shares valued at 20% of the face value of the note assuming a stock value of $0.25 per share and an exercise price of $0.001 per share. If the value of common stock at the time of conversion is less than $0.25, the payee shall receive additional warrants to bring the total value of warrants issued under this program to be equal to 20% of the face value of the Note. The Notes also included a beneficial conversion feature as the obligations can convert into equity for an exercise price less than the share price at the time of issuance at the option of the holder. Based on these features, the proceeds from debt were split between the value of the warrants and the debt. Further, the debt obligation must have value assigned to the beneficial conversion feature. These valuations cause the proceeds from these notes to be allocated to additional paid capital with $248,953 assigned to the value of the warrants and the remaining $351,047 assigned to the beneficial conversion feature. The face value of the debt will be accreted to interest expense over the 1-year term of the debt.  During the quarter and six months ended December 31, 2009, $151,233 and $302,465, respectively, was accreted to interest.

Subsequent to December 31, 2009, the holders of these notes have agreed to extend the terms of maturity.  The Company has provided additional consideration to the Note holders for extending the maturity dates.  The additional consideration provided was either an increase in the interest rate being paid to 13% or additional shares of common stock of 200 shares for every $1,000 invested.  The terms of the extensions extended the maturity dates to various dates between August 1, 2010 and June 30, 2011.

Promissory Notes

During the year ended June 30, 2009 and the six months ended December 31, 2009,  the Company issued debt instruments in the form of promissory notes with a face value of $801,500 (the “ Promissory Notes”) and bear interest at 12%. These Promissory Notes were issued in two traunches.  Traunch I has a face value of $231,500 and was originally due and payable one year from issuance.  Traunch I was issued during the fourth quarter of the year ended June 30, 2009, and was originally due during the quarter ending June 30, 2010.  Traunch II has a face value of $570,000 and was originally due and payable on December 31, 2010.  Interest is paid monthly.  Subsequent to December 31, 2009, $477,000 of these Notes’ maturity dates were extended in exchange for additional interest increasing the rate of interest paid to 13%.  The maturity dates were extended through March 31 or June 30, 2011.

Notes Payable

In connection with the management agreement entered into with MEV, Gen2 became obligated for the repayment of certain notes payable currently outstanding.  These notes originally consisted of a term loan and a line of credit. The notes are secured by a personal guarantee from Richard Brock, Ian McDaniel and Mark Argenti.  The term loan originated on September 20, 2005 with a face value of $100,000 and requires monthly payments of principal and interest over a five year period maturing on September 20, 2010 and bears interest at 6.75%.  On June 30, 2009, MEV agreed to convert the outstanding balance on the line of credit to a term loan and repay it over a 15 month period maturing on September 20, 2010 with an interest rate of 6.5%.  There was $43,006 outstanding at December 31, 2009 on these Notes.

Schedule of Maturities

	Due within 1 year	Due years 2-5	Unrecognized interest expense	Balance
Convertible Notes	$295,000	$305,000	$(40,014)	$559,986
Promissory Notes	324,500	477,000		801,500
Notes Payable	43,006	-	-	43,006
Total	$662,506	$782,000	$(40,014)	$1,404,492

NOTE 7.  CAPITAL STOCK

The Company’s authorized capital stock consists of 100,000,000 shares of Class A common with a par value of $0.001. 63,792,428 shares were outstanding as of December 31, 2009.

The Company is a reporting public company.  The Company filed a form 15c2-11 with FINRA and requested permission to trade on the OTC Bulletin Board.  The Company’s stock began trading on October 3, 2008.

NOTE 8. STOCK BASED COMPENSATION

In November, 2009, the Board of Directors of the Company approved the Gen2Media Corporation 2009 Non-Qualified Stock Option Plan.  The Plan permits the issuance of Stock Options to employees, officers and independent contractors of Gen2Media with flexibility provided to the vesting period and exercise period at the discretion of the board.  Vesting periods range from fully vested at the time of the award to 3 year vesting periods.  Exercise periods range from 5 years to infinite lives.  In addition to Options issued under the Plan, the Company has issued Stock Options and warrants outside of the Plan to its Officers and certain professional service providers.  Vesting and Exercise periods are similar for both types of Options and warrants issued.

During the quarter and six months ended December 31, 2009, the Company issued options and warrants for 2,046,325 and 4,096,325 shares, respectively of common stock, principally in connection with the recruitment and retention of directors, officers, and employees.  Additionally, during the quarter and six months ended December 31, 2008, the Company issued options and warrants for 0 and 4,300,000 shares, respectively of common stock, principally in connection with the recruitment of directors and officers.  During the six months ended, December 31, 2008 the Company accelerated the vesting of options for 5,000,000 shares previously issued to certain advisors.  These options fully vested during the period in exchange for an agreement to exercise said options.

Based on these activities compensation cost of $237,262 and $675,716 was recognized in the quarter and six months ended December 31, 2009, respectively, and $377 and $482,606 was recognized in the quarter and six months ended December 31, 2008, respectively.  Additionally, Common Stock and Warrants issued to nonemployees for services generated cost of $167,173 and $340,153 in the quarter and six months ended December 31, 2009, respectively and $0 in the same periods of the prior year. Unrecognized compensation cost related to unvested stock options and warrants at December 31, 2009 was $434,688 and are expected to be recognized over a weighted average period of 30 months.

	Number of Shares Outstanding Under Options and Warrants	Weighted Average Exercise Price

Outstanding, June 30, 2009	6,279,039	$0.14

Granted	4,096,325	0.30
Exercised	(3,029,038)	0.05
Forfeited or expired	(410,278)	0.58

Outstanding, December 31, 2009	6,936,048	$0.24
Exercisable, December 31, 2009	2,974,167	$0.17

A summary of the Company’s non-vested stock options is as follows:

	Number of shares	Weighted-Average Grant-Date Fair Value
Non-vested balance, June 30, 2009	568,603	$0.56

Granted	4,096,325	0.16
Vested	(1,280,482)	0.21
Forfeited/Expired	(410,279)	0.57

Non-vested balance, December 31, 2009	2,974,167	$0.17

The total intrinsic value of options exercised during the six months ended December 31, 2009 and 2008 and was $315,020 and $0, respectively. The aggregate intrinsic value of the outstanding options at December 31, 2009 was $0 as fair value was less than the exercise price on options outstanding.

NOTE 9.  GOING CONCERN

The company became operational during the year ended June 30, 2009.  Through December 31, 2009, the Company has accumulated losses of $7,370,573.  The Company expects to generate revenues from corporate clients and partners in the way of advertising revenue, through the delivery of the client’s content, platform and technology via the internet as well as for its production services and software as a service.  The Company will either receive a fee for those services, or will share in the revenue generated from the clients and partners through use of its technology.

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

The components of deferred tax assets are as follows:

	12/31/09	6/30/09

Accumulated Net loss	$7,370,573	$5,577,222

Valuation allowance	(7,370,573)	(5,577,222)

Net deferred tax assets	$-	$-

 NOTE 11. SUBSEQUENT EVENTS

Subsequent to December 31, 2009, the Company extended the terms of certain indebtedness.  The terms of the indebtedness called for repayment of or conversion to Common Stock under various maturity dates as stated in Note 6. Indebtedness. The Company has offered additional consideration to the holders of its debt to extend the terms of scheduled maturities.  See further discussion in Note 6. Indebtedness for additional explanation regarding the revised terms.

Subsequent to December 31, 2009, the Company prepared a private placement memorandum (PPM) and entered into a subscription agreement (SA) for its Common Stock with certain accredited investors.  The PPM and SA calls for up to $500,000 of stock to be sold at $0.20 per share with warrants issued to purchase an equivalent number of shares of Common Stock for $0.30 per share.  The Company provided two investors with a right to exclusively subscribe to the entire $500,000 for the commitment to fund a minimum of $50,000 per month for the first five months of 2010.  Through February 12, 2010, $50,000 of this obligation was funded.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008.

Revenue

Revenue decreased $136,765 to $246,973 and $267,110 to $630,763  in the quarter and six months ended December 31, 2009, respectively, as compared to 2008.  While revenue in aggregate declined, the mix of revenue saw a demonstrable shift toward ongoing recurring revenue generated by the Company’s ad supported network of websites from one time custom engagements experienced in the prior year.  Additionally, the Company began earning revenue in its software as a service business unit in the quarter ended December 31, 2009.

Cost of Sales

During the quarter the Company incurred cost of sales in conjunction with the direct provision of services to our clients.   These expenses consist of bandwidth to serve advertising on the Gen2 Network of websites, and professional support and production personnel as well as equipment to facilitate the provision of our production services.  Cost of sales decreased by $239,834 to $43,237 and by $199,935 to $184,247 in the quarter and six months ended December 31, 2009, repectively as compared to 2008.  The decrease was due to the movement of a greater percentage of revenue towards Gen2’s advertising network and software as a service as those business units generally have a lower cost of producing revenue than production services.

Operating Margin

The operating margin generated during the quarter ended December 31, 2009 increased by $103,069 to $203,736 while the operating margin for the six months ended December 31, 2009 decreased by $67,175 to $446,516 in comparison to the prior year.  The operating margin percentage increased for both the quarter and six months, increasing to 82.5% from 26.2% in the quarter and to 70.8% from 57.2% for the six months.  The increase in the operating margin percentages was driven by an increase in advertising revenue which produces a stronger operating margin than that generated in the production business unit.  The established infrastructure and technology in place at the company allows the provision of our products and services to the marketplace at a low cost ratio for each new client engagement or advertising campaign allowing for a strong margin.

Selling General and Administrative

Selling General and Administrative costs generally consist of salaries, professional fees, office expenses and other administrative costs.  These costs decreased by $13,533 to $487,209 for the quarter and increased by $98,822 to $996,020 for the six months ended December 31, 2009.  The decrease in the current year relates to the decreased expenses for executive and employee compensation as Company personnel have taken increased incentive compensation in the form of equity, accounting for a decrease of approximately $140,000.  Additionally, costs for professional services decreased by $83,000.  These decreases were partially offset by an increase in noncash charges for professional services related to investor relations expenses of $165,000. The growth in year to date expenses is for improved infrastructure in personnel including additional officers and supporting staff that did not exist in the first quarter of the fiscal year ended June 30, 2009.

Stock based Compensation

Stock based compensation increased by $236,885 to $237,262 and $193,110 to $675,716 for the three and six months ended December 31, 2009, respectively.  The increase for the quarter ended December 31, 2009 is due to the adoption of the Gen2Media Corporation 2009 Nonqualified Stock Option Plan as well as the provision of equity incentives for the officers of the Company.  The increase for the six months ended December 31, 2009 was not as significant, as the expense associated with stock based compensation in the prior year first quarter also included previously outstanding options that fully vested during that quarter in exchange for the agreement to exercise said options.

Interest expense

Interest expense increased by $208,045 to $224,694 and $419,577 to $445,852 for the three and six months ended December 31, 2009, respectively.  The increase is due to the additional indebtedness incurred by the Company over the past year.  The most significant portion of interest expense is noncash and relates to the recognition of interest expense associated with the Secured Convertible Promissory Notes which amounted to $151,233 and $302,465 during the three and six months ended December 31, 2009.

Net Loss

The net loss increased by $336,224 to $790,978 and $772,706 to $1,742,602 for the three and six months ended December 31, 2009, respectively.  The increased loss in the quarter was primarily due to increased noncash charges.  The improvement in Operating Margin and Selling General and Administrative Costs was offset by Stock Based Compensation and interest charges.

Liquidity and Capital Resources

The Company had net working capital of $(837,041) at December 31, 2009, an improvement of $255,803 compared to June 30, 2009.  The Company issued debt, net of deferred financing costs of $423,000 and received proceeds from the exercise of stock options to fund working capital needs in the six months ended December 31, 2009.

The Company has incurred losses since its inception.  The Company’s auditor has emphasized uncertainty regarding our ability to continue as a going concern in his audit report for the year ended June 30, 2009. As shown in the accompanying financial statements, the Company realized net losses from operations of $1,742,602 for the six months ended December 31, 2009 resulting in an accumulated deficit of $7,370,573 as of December 31, 2009.

Other components of the Company’s working capital and changes therein are discussed as follows:

Cash and Cash Equivalents. For the six month period ended December 31, 2009, cash and cash equivalents increased to $3,795 from $401 at June 30, 2009. The increase in cash equivalents is primarily attributable the operating activities use of cash of $472,149 funded by the financing activities of $485,932.

Cash Flows from Operating Activities. Net cash used by operating activities was $472,149 for the six months ended December 31, 2009, a decline of $139,936 over the first six months of the prior year.  The change in cash flows from operating activities is primarily attributable to the increase in accounts receivable and reduction of accounts payable and accrued expenses.

Cash Flows from Financing Activities. Net cash provided by financing activities was $485,932 for the six months ended December 31, 2009.  This cash was generated from the issuance of additional indebtedness in the form of notes payable and cash collected from the exercise of stock options.

Noncash transactions.  During the six months, the Company issued Common Stock and Warrants valued at $325,153 in exchange for professional services and issued Common Stock and Stock Options to officers and employees valued at $675,716.  The Company also incurred noncash interest expense of $302,465 related to its Secured Convertible Promissory Notes.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were ineffective due to the lack of segregation of duties and the lack of audit committee oversight. Upon the acquisition of adequate capital the Company intends to remediate the deficiencies through the deployment of additional personnel and implementation of an audit committee.

Management’s Quarterly Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of December 31, 2009 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2009.

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

GEN2MEDIA CORPORATION

DATE: February 16, 2010	By:	/s/ Mark Argenti
Mark Argenti
Chief Executive Officer (principal executive officer)

By:	/s/ Thomas Moreland
Thomas Moreland
Chief Financial Officer and Treasurer (Principal financial and accounting officer)