Form 10-Q
period 2010-03-31
VIDAROO Corp
filed 2010-05-17
CIK 1418826

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 333-139991

VIDAROO CORPORATION
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 11, 2010, there were 64,908,232 outstanding shares of the Registrant's Common Stock, $.001 par value.

VIDAROO CORPORATION
MARCH 31, 2010 QUARTERLY REPORT ON FORM 10-Q

 VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	June 30, 2009
Assets

Current:
Cash and cash equivalents	$59,389	$401
Accounts Receivable	104,070	58,576
Other Current Assets	9,015	8,007
Deferred financing costs – current portion	84,440	61,878
Total Current Assets	256,914	128,862
Furniture and Equipment:
Computer equipment	86,930	84,432
Office furniture and fixtures	35,872	26,610
	122,802	111,042
Less Accumulated depreciation	(52,731)	(36,372)
Net Furniture and Equipment	70,071	74,670

Intangibles, Net:
Customer list	33,280	54,250
Website platform	33,861	135,434
Patent Pending	8,754	8,754
Intangible Assets, net of accumulated amortization	75,895	198,438

Other Assets – Deposits	14,651	16,202
Deferred financing costs, non-current portion	1,676	27,582
Total Assets	$419,207	$445,754

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts Payable	$289,997	$406,127
Accrued Salaries	99,915	234,613
Deferred revenue	17,281	28,600
Convertible Secured Promissory Notes	385,000	257,521
Promissory Notes and Notes payable-current portion	588,159	294,845
Total Current Liabilities	1,380,352	1,221,706

Convertible Secured Promissory Notes – noncurrent portion	205,000	-
Promissory Notes – non-current portion	314,500	109,678
Total Liabilities	1,899,852	1,331,384

Stockholders' (Deficit) Equity:

Common stock, $.001 par value; 100,000,000 shares authorized;
64,733,232 and 58,175,191 issued and outstanding at March 31, 2010 and June 30, 2009	64,733	58,175
Additional paid in capital	5,875,304	4,395,036
Accumulated Deficit	(7,688,160)	(5,627,971)

Total Stockholders’ Deficit of Vidaroo Corporation	(1,748,123)	(1,174,760)
Noncontrolling Interest	267,478	289,130
Total Stockholders’ Deficit	(1,480,645)	(885,630)
Total Liabilities and Stockholders’ Deficit	$419,207	$445,754

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Quarter Ended	Quarter Ended	9 Months Ended	9 Months Ended
	3/31/10	3/31/09	3/31/10	3/31/09

REVENUES	$413,272	$61,022	$1,044,036	$958,895

Cost of Sales	(137,241)	(30,078)	(321,488)	(414,260)

Operating Margin	276,031	30,944	722,548	544,635

Operating Expenses
Selling, General and Administrative	376,129	924,731	1,372,146	1,821,837
Depreciation and Amortization	46,413	45,078	138,902	134,287
Stock based compensation	64,189	276,185	739,907	758,791
Total expenses	486,731	1,245,994	2,250,955	2,714,915

Loss from Operations	(210,700)	(1,215,050)	(1,528,407)	(2,170,280)

Interest expense	(107,580)	(122,441)	(553,434)	(148,809)

NET LOSS	(318,280)	(1,337,491)	(2,081,841)	(2,319,089)

Net Loss attributable to Noncontrolling Interest	693	30,720	21,652	42,421

NET LOSS TO COMMON SHAREHOLDERS OF VIDAROO CORPORATION	$(317,587)	$(1,306,771)	$(2,060,189)	$(2,276,668)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.02)	$(0.03)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING	64,144,417	55,809,365	61,124,217	54,340,733

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT/EQUITY
(UNAUDITED)

	Class A		Additional
	Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance at June 30, 2009	58,175,191	$58,175	$4,395,036	$(5,627,971)	$289,130	$(885,630)

Stock based compensation cost for Employees	2,301,665	2,302	821,756	-	-	824,058

Common stock issued for professional services	494,338	494	369,199	-	-	369,693

Net loss attributable to noncontrolling interest	-	-	-	-	(21,652)	(21,652)

Common stock issued for Options exercised	3,029,038	3,029	146,114	-	-	149,143

Common Stock issued in Private Placement	675,000	675	134,325			135,000

Common Stock issued for extension of debt maturity	58,000	58	8,874			8,932

Net loss	-	-	-	(2,060,189)	-	(2,060,189)

Balance at March 31, 2010	64,733,232	$64,733	$5,875,304	$(7,688,160)	$267,478	$(1,480,645)

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	9 Months Ended	9 Months Ended
	3/31/10	3/31/09
Cash Flows from Operating Activities:
Net loss	$(2,060,189)	$(2,276,668)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	16,359	13,747
Amortization	122,543	120,540
Amortization of deferred financing costs	86,615	8,910
Accretion of interest expense	332,479	107,931
Accretion of Accrued Salaries	20,592	11,440
Common stock and warrants issued for services to
Nonemployees	334,154	299,012
Stock-based compensation	739,907	758,791
Noncontrolling interest in loss of subsidiary	(21,652)	(42,421)
Net changes in:
Due to related parties	-	11,728
Other current assets	(1,008)	(6,928)
Deposits	1,551	(16,152)
Accrued Salaries	(14,945)	94,211
Accounts receivable	(45,494)	(12,894)
Accounts payable and accrued expenses	(101,130)	145,433
Deferred revenue	(11,319)	25,333
Net Cash Used By Operating Activities	(601,537)	(757,987)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(11,760)	(35,050)

Net Cash Used By Investing Activities	(11,760)	(35,050)

Cash Flows from Financing Activities:
Proceeds from common stock issuance and option exercise	227,949	241,540
Proceeds from issuance of promissory notes and convertible secured promissory notes	538,000	600,000
Incurrence of deferred financing costs	(53,800)	(30,500)
Repayments of notes payable	(39,864)	(12,331)
Net Cash Provided By Financing Activities	672,285	798,709

Net Increase in Cash and Cash Equivalents	58,988	5,672

Cash and Cash Equivalents, Beginning	401	3,079

Cash and Cash Equivalents, Ending	$59,389	$8,751

Supplemental cash flow information:
Non-cash Operating activities
Issuance of common stock in exchange for forgiveness of accounts payable	15,000	123,548
Issuance of common stock in exchange for forgiveness of accrued payroll	140,345	84,656
Non-cash financing activities:
Deferred financing costs incurred	20,539	-
Issuance of common stock in exchange for extension of maturity date of indebtedness	8,932	-
Non-cash investing and financing activities:
Debt assumed in connection with purchase accounting related to Media Evolutions	-	88,836
Intangible assets acquired in connection with the purchase accounting related to Media Evolutions	-	79,870
Issuance of common stock in exchange for forgiveness of employee and related party indebtedness.	140,345	337,401

Other disclosures:
Interest Paid	99,171	26,383

See accompanying notes to consolidated financial statements.

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Vidaroo Corporation (“Vidaroo” or the “Company”), formerly Gen2Media Corporation, and its consolidated subsidiaries, E360, LLC (E360) and Media Evolutions (MEV) is a video technology company providing an online video platform, creation of video content and advertising on its online video network.  Vidaroo engages audiences on digital platforms through its proprietary video distribution and syndication platform.  The presentation of media content is done through collaboration with channel partners, fee-based clients and licensees of our technology.  Through a combination of original and acquired programming, Vidaroo is focused on delivering content that appeals to key demographics attractive to advertisers and distributors on radio, printed news, cable television, satellite, mobile and digital media platforms, and consumer products.  Vidaroo supports its ability to create original programming through its professional production studio and its proprietary digital playback system.  Vidaroo’s content creation capabilities include in-house production of content, creation and support of video imagery for top line names in the entertainment business, and support of video production for traditional media.  Vidaroo also provides its software under licensing arrangements whereby Vidaroo receives a monthly subscription fee for use of its software.

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

Basis of Consolidation
The accompanying consolidated financial statements include the accounts and transactions of Vidaroo and its subsidiary E360 as well as MEV.  Vidaroo has a 95% interest in E360, which was acquired by Vidaroo in a stock exchange.  MEV is controlled by Vidaroo pursuant to a management agreement between the two companies effective July 14, 2008.  The consolidation of MEV was treated as a purchase in the quarter ended September 30, 2008.  All significant intercompany accounts and transactions are eliminated in consolidation.

Reclassifications
Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
Revenue is generated from the creation of video content for its clients, advertising on Vidaroo’s network of websites, and license fees from its Software as a Service online video platform.  Revenue includes the production of video content for fee based clients, fees and revenue sharing associated with the use of our online video player by our channel partners, and monthly subscription fees from licensing agreements.

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

Long-Lived Assets
The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived assets.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the periods ended March 31, 2010 and 2009.

Minority Interest
Minority interest represents the portion of E360 not owned by Vidaroo.

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

Earnings per Common share
Basic earnings per common share excludes potentially dilutive securities and is computed by dividing net earnings(loss) by the weighted average number of common shares outstanding during the period.  Fully diluted earnings per share are not displayed as the impact of including those shares would be anti-dilutive. For the nine months ended March 31, 2010 and 2009, the Company had 12,109,510 and 8,093,254 potentially dilutive common shares, respectively, which were not included in the calculation of diluted loss per share as the effect would have been antidilutive.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2010. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial statements which include cash, trade receivables, borrowings, related party notes payable, accounts payable and accrued liabilities are valued using Level 1 inputs and are immediately available without market risk to principal. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The Company does not have other financial assets that would be characterized as Level 2 or Level 3 assets.

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

NOTE 4.  ACQUISITION

On July 14, 2008, Vidaroo entered in a management agreement with MEV. MEV provides production services to some of the largest names in the entertainment business. The terms of the agreement require Vidaroo to manage all the business and financial operations of MEV. In exchange for these services Vidaroo shall receive all revenues, profits and cash flows generated by MEV and shall pay all bills and obligations of MEV. Based on these terms, Gen 2 has control of MEV and therefore this transaction was treated as a purchase in the quarter ended September 30, 2008.

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

During July, 2008, the company entered into an agreement with MEV to provide management services.  In exchange for management of the business and financial operations, Vidaroo has the right to all revenue and profit and is obligated to pay all financial obligations of MEV.  MEV was owned and operated by certain directors and officers of Vidaroo.

NOTE 6.  INDEBTEDNESS

Convertible Secured Promissory Notes

During the year ended June 30, 2009, the Company issued debt instruments in the form of convertible secured promissory notes (the “Notes”). The Notes carry interest at 12% and are due and payable in full at the earlier of either minimum equity financing of $1 million or one year. Interest can be received monthly or accrued and paid at maturity at the option of the holder. The Notes are secured by all assets of the Company.

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

The notes contain warrants to purchase shares valued at 20% of the face value of the note assuming a stock value of $0.25 per share and an exercise price of $0.001 per share. If the value of common stock at the time of conversion is less than $0.25, the payee shall receive additional warrants to bring the total value of warrants issued under this program to be equal to 20% of the face value of the Note. The Notes also included a beneficial conversion feature as the obligations can convert into equity for an exercise price less than the share price at the time of issuance at the option of the holder. Based on these features, the proceeds from debt were split between the value of the warrants and the debt. Further, the debt obligation must have value assigned to the beneficial conversion feature. These valuations cause the proceeds from these notes to be allocated to additional paid capital with $248,953 assigned to the value of the warrants and the remaining $351,047 assigned to the beneficial conversion feature. The face value of the debt has been accreted to interest expense over the 1-year term of the debt.  During the quarter and nine months ended March 31, 2010 and 2009, $30,014 and $332,479, and $100,821 and $107,931,respectively, was accreted to interest expense.

During the quarter ended March 31, 2010, the holders of these notes have agreed to extend the terms of maturity.  The Company has provided additional consideration to the Note holders for extending the maturity dates.  The additional consideration provided was either an increase in the interest rate being paid to 13% or additional shares of common stock of 200 shares for every $1,000 invested.  The terms of the extensions extended the maturity dates to various dates between August 1, 2010 and June 30, 2011.

Promissory Notes

During the year ended June 30, 2009 and the nine months ended March 31, 2010,  the Company issued debt instruments in the form of promissory notes with a face value of $869,500 (the “ Promissory Notes”) and bear interest at 12%. These Promissory Notes were issued in two traunches.  Traunch I has a face value of $231,500 and was originally due and payable one year from issuance.  Traunch I was issued during the fourth quarter of the year ended June 30, 2009, and was originally due during the quarter ending June 30, 2010.  Traunch II has a face value of $638,000 and was originally due and payable on December 31, 2010.  Interest is paid monthly.  During the quarter ended March 31, 2010, $477,000 of these Notes’ maturity dates were extended in exchange for additional interest increasing the rate of interest paid to 13%.  The maturity dates were extended through March 31 or June 30, 2011.

Notes Payable

In connection with the management agreement entered into with MEV, Vidaroo became obligated for the repayment of certain notes payable currently outstanding.  These notes originally consisted of a term loan and a line of credit. The notes are secured by a personal guarantee from Richard Brock, Ian McDaniel and Mark Argenti.  The term loan originated on September 20, 2005 with a face value of $100,000 and requires monthly payments of principal and interest over a five year period maturing on September 20, 2010 and bears interest at 6.75%.  On June 30, 2009, MEV agreed to convert the outstanding balance on the line of credit to a term loan and repay it over a 15 month period maturing on September 20, 2010 with an interest rate of 6.5%.  There was $33,158 outstanding at March 31, 2010 on these Notes.

Schedule of Maturities

	Due within 1 year	Due years 2-5	Balance
Convertible Notes	$385,000	$205,000	$590,000
Promissory Notes	555,000	314,500	869,500
Notes Payable	33,158	-	33,158
Total	$973,158	$519,500	$1,492,658

NOTE 7.  CAPITAL STOCK

The Company’s authorized capital stock consists of 100,000,000 shares of Class A common with a par value of $0.001. 64,733,232 shares were outstanding as of March 31, 2010.

The Company is a reporting public company.  The Company filed a form 15c2-11 with FINRA and requested permission to trade on the OTC Bulletin Board.  The Company’s stock began trading on October 3, 2008.

NOTE 8.  STOCK BASED COMPENSATION

In November, 2009, the Board of Directors of the Company approved the Vidaroo Corporation 2009 Non-Qualified Stock Option Plan.  The Plan permits the issuance of Stock Options to employees, officers and independent contractors of Vidaroo with flexibility provided to the vesting period and exercise period at the discretion of the board.  Vesting periods range from fully vested at the time of the award to 3 year vesting periods.  Exercise periods range from 5 years to infinite lives.  In addition to Options issued under the Plan, the Company has issued Stock Options and warrants outside of the Plan to its Officers and certain professional service providers.  Vesting and Exercise periods are similar for both types of Options and warrants issued.

During the quarter and nine months ended March 31, 2010, the Company issued options and warrants for 635,000 and 4,731,325 shares, respectively of common stock, principally in connection with the recruitment and retention of directors, officers, and employees.  Additionally, during the quarter and nine months ended March 31, 2009, the Company issued options and warrants for 600,000 and 4,900,000 shares, respectively of common stock, principally in connection with the recruitment of directors and officers.  During the nine months ended, March 31, 2009 the Company accelerated the vesting of options for 5,000,000 shares previously issued to certain advisors.  These options fully vested during the period in exchange for an agreement to exercise said options.

Based on these activities compensation cost of $9,000 and $334,153 was recognized during the quarter and nine months ended March 31, 2010, respectively, and $276,185 and $758,791 was recognized in the quarter and nine months ended March 31, 2009, resepctively.  Additionally, Common Stock and Warrants issued to nonemployees for services generated cost of $9,000 and $334,154 in the quarter and nine months ended March 31, 2010, respectively and $299,012 in the same periods of the prior year. Unrecognized compensation cost related to unvested stock options and warrants at March 31, 2010 was $390,951 and are expected to be recognized over a weighted average period of 27 months.

	Number of Shares Outstanding Under Options and Warrants	Weighted Average Exercise Price

Outstanding, June 30, 2009	6,279,039	$0.14

Granted	4,731,325	0.30
Exercised	(3,029,038)	0.05
Forfeited or expired	(410,278)	0.58

Outstanding, March 31, 2010	7,571,048	$0.24
Exercisable, March 31, 2010	2,974,167	$0.17

 A summary of the Company’s non-vested stock options is as follows:

	Number of shares	Weighted-Average Grant-Date Fair Value
Non-vested balance, June 30, 2009	568,603	$0.56

Granted	4,731,325	0.14
Vested	(2,197,149)	0.21
Forfeited/Expired	(410,279)	0.57

Non-vested balance, March 31, 2010	2,692,500	$0.17

The total intrinsic value of options exercised during the nine months ended March 31, 2010 and 2009 and was $315,020 and $0, respectively. The aggregate intrinsic value of the outstanding options at March 31, 2010 was $0 as fair value was less than the exercise price on options outstanding.

NOTE 9.  GOING CONCERN

The company became operational during the year ended June 30, 2009.  Through March 31, 2010, the Company has accumulated losses of $7,688,160.  The Company expects to generate revenues from corporate clients and partners in the way of advertising revenue, through the delivery of the client’s content, platform and technology via the internet as well as for its production services and software as a service.  The Company will either receive a fee for those services, or will share in the revenue generated from the clients and partners through use of its technology.

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

The components of deferred tax assets are as follows:

	3/31/10	6/30/09

Accumulated Net loss	$7,688,160	$5,577,222

Valuation allowance	(7,688,160)	(5,577,222)

Net deferred tax assets	$-	$-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Vidaroo is a full service provider of a proprietary digital media network and related online digital strategies for leading media and entertainment companies. Vidaroo engages audiences on digital platforms through provision of media content either directly or through collaboration with channel partners.  Through a combination of original and acquired programming and other entertainment content, Vidaroo is focused on providing content that appeals to key demographics attractive to advertisers and distributors or radio, printed news, cable television, satellite, mobile and digital media platforms, and consumer products.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. References in this section to "Vidaroo Corporation," “Vidaroo,” the "Company," "we," "us," and "our" refer to Vidaroo Corporation and our direct and indirect subsidiaries on a consolidated basis unless the context indicates otherwise.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE AND NINE MONTHS ENDED MARCH 31, 2009.

Revenue

Revenue increased $352,250 to $413,272 and $85,141 to $1,044,036 in the quarter and nine months ended March 31, 2010, respectively, as compared to 2009.  Revenue increased in both the quarter and on a year to date basis as a result of the diversification of revenue amongst each of the Company’s business units.  Content creation continues to be the leading source of the Company’s revenue as the acquisition of the MEV business has continued to see demand from major entertainers, providing strong ongoing revenue for the Company.  The Company has also experienced growth in both its advertising network and software licensing business units.

Cost of Sales

During the quarter, the Company incurred cost of sales in conjunction with the direct provision of services to our clients.   These expenses consist of professional support and production personnel as well as equipment to facilitate the provision of our content creation services, and bandwidth to serve advertising on the Vidaroo Network of websites and to the Company’s software licensees.  Cost of sales increased by $107,163 to $137,241 in the quarter ended March 31, 2010 but decreased by $92,772 to $321,488 in the nine months ended March 31, 2010, respectively as compared to 2009.  The increase in the quarter was due to greater volume of business, predominantly in the content creation unit.  This business unit was also the driver for the year to date decrease as the business in the prior year carried a higher cost burden due the heavy equipment needs of the engagements in that period.

Operating Margin

The operating margin generated during the quarter and nine months ended March 31, 2010 increased by $245,087 to $276,301 and by $177,913 to $722,548, respectively, in comparison to the prior year.  The operating margin percentage increased for both the quarter and nine months, increasing to 66.8% from 50.7% in the quarter and to 69.2% from 56.8% for the nine months.  The primary driver in the increased margin comes for the content creation business as that business unit drove a majority of the Company’s revenue. The established infrastructure and technology in place at the company allows the provision of our products and services to the marketplace at a low cost ratio for each new client engagement or advertising campaign allowing for a strong margin.

Selling General and Administrative

Selling General and Administrative costs generally consist of salaries, professional fees, office expenses and other administrative costs.  These costs decreased by $548,602 to $376,129 and $449,691 to $1,372,146 for the quarter and nine months ended March 31, 2010, respectively, as compared to the prior year.  The most significant decrease in the quarter is related to stock based compensation for nonemployees as this expense decreased by $290,000 and $200,000 for the quarter and nine months, respectively.  Salary expense also demonstrated a significant decrease in both the quarter and on a year to date basis going down by $150,000 and $230,000, respectively.  The reduction relates to decreased expenses for executive and employee compensation as the Company has allowed the turnover of certain executives to be filled with internal candidates and personnel have taken increased incentive compensation in the form of equity.

Stock based Compensation

Stock based compensation decreased by $211,996 to $64,189 and $18,884 to $739,907 for the three and nine months ended March 31, 2010, respectively.  The increase for the quarter ended March 31, 2010 is due to the provision of equity incentives for certain officers of the Company in the prior year.  The year to date amounts are relatively consistent with the prior year’s balances.

Interest expense

Interest expense decreased by $14,861 to $107,580 for the three months ended March 31, 2009 and increased by $404,625 to $553,434 for the nine months ended March 31, 2010.  The decrease in the current quarter is reflective of a decrease in interest expense associated with the accretion of non–cash interest on the Convertible Promissory Notes of $60,000 offset by other increased charges for interest of approximately $45,000 due to additional borrowings.  The increase on a year to date is due both to the accretion of interest on the Secured Promissory Notes as well as additional interest expense associated with the accumulated indebtedness.

Net Loss

The net loss decreased by $989,184 to $317,587 and $216,479 to $2,060,189 for the three and nine months ended March 31, 2010 and 2009, respectively.  The decreased loss in the quarter was primarily due to improved Revenue and Operating Margin, and decreased expenses in the areas of Selling General and Administrative costs as well as Stock Based Compensation.  The improvement in Operating Margin and Selling General and Administrative Costs was offset by Stock Based Compensation and interest charges.  The decrease in the year to date loss was a function of improved Operating Margin, and decreased Selling General and Administrative costs offset by additional interest expense.

Liquidity and Capital Resources

The Company had net working capital of $(1,123,458) at March 31, 2010, a degradation of $30,594 compared to June 30, 2009.  The Company issued debt, net of deferred financing costs of $484,200 and received proceeds from the issuance of equity and the exercise of stock options of 227,949 to fund working capital needs in the nine months ended March 31, 2010.

The Company has incurred losses since its inception.  The Company’s auditor has emphasized uncertainty regarding our ability to continue as a going concern in his audit report for the year ended June 30, 2009. As shown in the accompanying financial statements, the Company realized net losses from operations of $2,060,189 for the nine months ended March 31, 2010 resulting in an accumulated deficit of $7,688,189 as of March 31, 2010.

Other components of the Company’s working capital and changes therein are discussed as follows:

Cash and Cash Equivalents. For the nine month period ended March 31, 2010, cash and cash equivalents increased by $58,988 to $59,389 from $401 at June 30, 2009. The increase in cash equivalents is primarily attributable the operating activities use of cash of $601,537 funded by the financing activities of $672,285.

Cash Flows from Operating Activities. Net cash used by operating activities was $601,537 for the nine months ended March 31, 2010, an improvement of $167,267 over the first nine months of the prior year.  The change in cash flows from operating activities is primarily attributable to the improvement in operational results as indicated in the Consolidated Statement of Operations ofsett by the use of cash for working capital needs including Accounts Receivable and Accounts payable and accrued expenses.

Cash Flows from Financing Activities. Net cash provided by financing activities was $672,285 for the nine months ended March 31, 2010.  This cash was generated from the issuance of additional indebtedness in the form of notes payable and common stock and cash collected from the exercise of stock options.

Noncash transactions.  During the nine months, the Company issued Common Stock and Warrants valued at $334,153 in exchange for professional services and issued Common Stock and Stock Options to officers and employees valued at $739,907.  The Company also incurred noncash interest expense of $332,479 related to its Secured Convertible Promissory Notes.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were ineffective due to the lack of segregation of duties and the lack of audit committee oversight. Upon the acquisition of adequate capital the Company intends to remediate the deficiencies through the deployment of additional personnel and implementation of an audit committee.

Management’s Quarterly Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of March 31, 2010 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of March 31, 2010.

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

VIDAROO CORPORATION

DATE: May 17, 2010	By:	/s/ Mark Argenti
Mark Argenti
Chief Executive Officer (principal executive officer)

	By:	/s/ Thomas Moreland
Thomas Moreland
Chief Financial Officer and Treasurer (Principal financial and accounting officer)