Form 10-K
period 2010-04-26
VIDAROO Corp
filed 2010-09-28
CIK 1418826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

As of September 16, 2010, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $0.05 was approximately $1,408,848.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of September 15, 2010 was 65,136,032.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to "Vidaroo Corporation," "Vidaroo," "the Entity," "we," "us," and "our" refer to Vidaroo Corporation and its consolidated subsidiaries, E360, LLC and Media Evolutions, Inc.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "shall," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

ITEM 1.  BUSINESS

Organization

Vidaroo Corporation (the “Entity”) is a Nevada Corporation with operating subsidiaries, E360, LLC (E360) and Media Evolutions, Inc. (MEV).  The Entity was formed on May 1, 2007 (operating as Gen2Media Corporation through April 26, 2010) under the laws of the State of Nevada for the purpose of acquiring a majority interest in E360.  E360 is a Limited Liability Entity organized under the laws of the State of Florida and was formed on July 21, 2006 by filing Articles of Organization with the Secretary of State of the State of Florida.  Vidaroo has a management agreement with MEV that provides Vidaroo with control of MEV’s operations.  MEV was formed on August 8, 2005 as a Florida Corporation.

Overview

Vidaroo is a video technology company.  The Entity performs professional video production, licenses its Online Video Platform (OVP) and serves advertising across its network of websites.

Production services are performed both as Vidaroo and under the trade name of our subsidiary, MEV.  Our capabilities include creation and support of video imagery for top line names in the entertainment business including the Black Eyed Peas, Keith Urban, and John Mayer. In addition, we provide support of video production for traditional media and corporate presentations, and in-house production of content.  Vidaroo supports its ability to deliver its production engagements through its professional production studio and its custom turnkey digital playback system.

The Entity’s OVP is licensed under a Software-as-a-Service (“SaaS”) model.  The SaaS model allows the Company to generate monthly recurring revenue.  The OVP’s design and implementation became production ready in the year ended June 30, 2010.  Also in 2010, the Entity redesigned and launched its marketing interface (http://Vidaroo.com) and initiated an affiliate program for sales distribution.

The Entity has a network of websites using its OVP under licensing agreements that allow for the delivery of advertising.  The Entity either shares the inventory or revenue from the advertising units with its channel partners.  The Entity’s channel partners consist of content destination sites that have adequate critical mass to draw audiences of sufficient size to warrant delivery of advertising.

Our Products

We offer full production services for fee paying clients that request our services, and are utilized for our own content.  Our production services range from full scale digital video imagery for high end professional entertainers to support for a full array of video products, dependent upon the need of the client and scope of project. Digital video imagery engagements include the use of our custom turnkey digital playback system, production of video graphics and the synchronization of video and audio outputs delivered in the most demanding of entertainment venues. Our production services have also included the delivery of daily internet programming and other video content produced in our in-house professional studio in Orlando, Florida.  The most prominent examples of the Entity’s work exist in live production done in highly complex performance venues most recently for the Black Eyed Peas, Keith Urban and John Mayer and have included work for Live 8, and concerts for names from Mary J. Blige to Britney Spears. Other examples include production of a daily web show for the Tribune Company and use of our playback system for Star Wars in Concert.

The Vidaroo platform includes the OVP, a centralized user console and an umbrella application for management of the platform. The OVP is divided into two editions, “Publisher” and “Enterprise.” Publisher is our flagship product and is in use by over 180 accounts distributing video across 35,000+ unique pages reaching millions of people generating in excess of 5 million video views per month. Accounts across both Publisher and Enterprise are “invite based” and allow for an unlimited number of users with varying permissions per account. The centralized user account allows for individual users to accept an account invite along with moving about different accounts through a single sign on.

Publisher:  Divided into a series of modules, Publisher is designed for simplicity, extensibility and ease of use. SaaS plans are modeled around the access to a given module and individual functionality within.

Enterprise: An ideal solution for large publishing companies, Enterprise allows management of multiple content destinations. Enterprise is designed to manage catalog content and syndicated channels across multiple Publishers.

The Vidaroo Platform is licensed in one of three programs.

Direct Sales:  Recurring Direct Sales are signed as month-to-month licenses with recurring subscription fees. Direct Sales are driven by signing and supporting Affiliate relationships. Affiliate contracts are designed to keep plans within margin while allowing for flexibility by granting the Affiliate certain flexibility in pricing. Our Affiliate program is attractive due to up front commission and a recurring commission for the life of each license.

On Demand:  Volume based recurring subscription with the Entity’s most economically priced monthly fees available including the upcoming introduction of a free service. On Demand is designed to be completely self service including sign up, training and support. On Demand is scheduled for release in Q4 of calendar 2010.

Enterprise:  Recurring Enterprise licenses are one to two year contracts. Primarily driven by business development, Enterprise licenses drive brand exposure.

The combination of the Entity’s production services and its software Platform creates a “one stop shop” which can produce, package and deliver the content (using its own proprietary media player) in a customized fashion to the client and end users, digitally via the internet, which is a cost effective and efficient means of delivering this type of content to the market.  For example our client Emmis Communications utilizes the OVP and has turned to us on multiple occasions to support their production needs.

Additionally, Vidaroo’s network of websites allows it to solicit and deliver advertising across the destination sites maintained by its channel partners.  In exchange for use of its OVP, Vidaroo receives either the right to serve advertising or receives a percentage of the revenue from advertising served by its channel partners.

Product Capabilities

The following is a brief description of certain key elements of our software.

Video Management:  Upload through both the browser and FTP. Video uploaded is automatically encoded and moved to the primary Content Delivery Network (“CDN”). The assets module provides multiple ways of browsing videos across an account including by tags and real time sorting. The user interface is highly scalable with current Publishers managing from hundreds to literally tens of thousands of videos from a single account. By default a thumbnail is derived during the upload process but can be easily changed using a dynamic interface by selecting any frame within the video or uploading a custom thumbnail.

Live Streaming:  Fully integrated live streaming capabilities provide for complete ease in broadcasting a live event across one or more destinations. Live Event is structured around a unique concept called Context Oriented Syndication (“COS”). COS allows for a publisher to select multiple Channels or Players for syndicating a live event in real time. Essentially during the broadcast new Consumers enter the Live Event while existing Consumers are prompted with a dialog indicating the start of the broadcast. COS is highly flexible allowing for contextual change before and during a broadcast. The Channels context allows for archiving to the beginning or end of a given channel. Once the broadcast is complete, the broadcast is made instantly available. During a broadcast, all player functionality remains consistent including the ability to use social features like auto posting to social destinations like Facebook where other users can then watch the broadcast directly from the destination along with using the same built in social tools to push elsewhere creating for a viral effect. The application of COS provides for powerful syndication with a very short amount of setup time.

Content Delivery & Syndication:  Channels of content are organized into a series of Players. The entire process of creating Players is fully dynamic supporting an unlimited number of instances. Players can be embedded across one or more destinations. The process of embedding a Player on a website is as simple as copying and pasting a single line of code into the source of the website. One of the most powerful fundamental concepts built in at the core of Vidaroo’s OVP is the ability to syndicate changes directly through Publisher without the need of modifying the code implemented at the destination. This reduces cost of publishing video by allowing for changes to be syndicated across many destinations by simply making a change in the backend. This concept is true for all aspects of the player including the content lineup, advertising and theme skinning.

Player Functionality: One of the most powerful aspects of the front-end player is the ability to theme it in an unlimited number of ways. There are a series of default themes to choose from in Publisher ranging from very small to very large. Custom themes are arranged into a series of components that define the type of functionality the user can interact with. Components include channel browsing, video regions (16:9 and 4:3), social capabilities, content linking, embedding, advertising and more.

Social  Destinations:  Users can post the player automatically by choosing from a number of third-party destinations including Facebook, Twitter, Myspace, Wordpress and others. Depending on the type of social destination, the player is either embedded inline directly on the site for sites like Facebook or in cases like Twitter the player is linked to its destination. In all cases, everything syndicates with the player including advertising and content selection. Users also have an option to simply grab a link (URL to the player) or embed to implement manually on another destination. With distribution comes the ability to regulate whether or not a video can be embedded elsewhere, allowing control over the visibility of individual videos.

Analytics:  Robust analytics were built from the ground up to be accessed in real time. All reports include the ability to filter on date range along with a graphical view for day-to-day visibility and a Data Table view for drilling deeper into a report. Publisher includes a series of reports for accessing video impressions across all contexts and video impressions within Channels. In all cases, video impressions get very granular including the ability to view individual percentage breakdown of where users are dropping off within a given video. The analytics system was built to be highly scalable and allow for flexibility in report generation as the software continues to mature.

Advertising:  The OVP includes a fully integrated ad server built from the ground up to support all aspects of syndication and video integration. Scheduling is made easy by targeting campaigns either at the channel level or at the player level allowing for cascading inheritance. A campaign allows for the binding of either in-stream and/or banner advertising. The workflow for setting up campaigns has been optimized for both speed and reuse. Campaigns support a rule based pattern that makes campaign syndication across all aspects of the platform a reality. By default, a campaign inherits a default ad policy but can be overwritten directly through the backend for creating advanced ad policy rules. We’ve found that most users are happy with our default IAB modeled Ad Policy. Ad Policies allow for the setting of the most granular ad settings including rotational settings for pre/mid/post roll video, overlay duration in seconds and even placement visibility. While we support a number of third party integrations, one of the OVP’s strong advantages over other video players is the ability to schedule any ad placement directly through the backend without any use of third-party systems. Banner advertising is made even more powerful when integrated into a player theme allowing for syndicated brand based player theming.

Our Technology

Software & Intellectual Property

Our software as a whole is built using enterprise concepts, patterns and principles for rapid application development. Nearly the entire platform has been built using open source technologies which provides for quick to market and low scale-out costs. Intellectual Property (“IP”) is divided into a series of modules and libraries using advanced development patterns that promote reuse and extensibility across the platform. The architecture is built using strict Mode-View-Controller (“MVC”) pattern that encourages segmentation and further reuse.

Infrastructure

Our infrastructure is built to be completely on demand, highly scalable and cost effective. This is accomplished through the combination of cloud computing and the use of Content Delivery Networks. A primary objective is to allow the infrastructure to respond to demand by automatically scaling without outage.

Cloud Computing

Vidaroo heavily takes advantage of cloud based infrastructure that houses applications, API’s and queue applications used for automation. The load balance arrays are designed to auto scale based on demand allowing for unforeseen fluctuations in usage. This includes cost savings by shutting down instances no longer needed. Our current database scale strategy includes a combination of vertical and horizontal scale using MySQL replication environment. In addition, we have a data warehouse that holds over a quarter billion entries used for real time analytics.

Content Delivery Network

Our media is delivered using a combination strategy utilizing multiple CDNs.  Video is streamed using RTMP from a peered CDN which allows for nearly unlimited scale. Our cache and assets is delivered from a high availability CDN. We serve hundreds of Terabytes of video a month affording us the ability to provide very competitive tiered pricing to our Enterprise customers. In addition, cost savings are passed down to lower cost SaaS plans creating for highly competitive plans. The management and delivery of media within our OVP is fully abstracted allowing for integration of multiple CDNs and reduced liability by not being tied directly to a given vendor.

Sales and Growth Strategy

As previously indicated, the OVP is licensed under a SaaS model.

In April, 2010 we launched our marketing interface on http://vidaroo.com.  This initiative is aimed at building the Vidaroo brand for the purpose of generating sales through our SaaS model.  We have also initiated an affiliate program to expand our sales efforts.  An initial group of affiliates has been signed and has already begun to produce monthly subscription sales.  One particular affiliate group has dedicated a staff of personnel to promote and sell for Vidaroo.   We expect this initial group of affiliates to continue to grow its current sales base and expect to recruit additional affiliates.

In the fourth quarter of calendar  2010, we plan on releasing on demand account signup directly through vidaroo.com. On demand signup will feature the most economical paid plans. The goal is to drive volume and diversify our recurring revenue. In conjunction with web promotions, a free plan will be used to drive demand and market exposure with the aim to drive account upgrades and new signups. The free account is full featured with basic functionality and limited resources but enough to satisfy basic publishing. This strategy will be used to create product exposure, word of mouth and industry recognition. Once a free plan hits its resource limits for the month, the account owner would need to upgrade to a paid plan for additional resources. In conjunction, third-party affiliate portals will be used to drive the formation of new affiliate relationships that will be created and managed through vidaroo.com. The objective is to drive conversion in an automated fashion directly through vidaroo.com using web based marketing efforts including the free account, promotions and web based affiliates

Automation is a key strategy in scaling SaaS revenue. Account creation, billing, support and training are primary focuses in providing automated and on demand solutions to keep support staff to a minimum while providing a superior experience.

Both through direct sales efforts and our affiliate program, The Company has already experienced interest across certain verticals such as websites for radio stations, the faith based community, sports activities, online retailers, healthcare companies, and manufacturers, amongst others.

Vidaroo’s production capabilities continue to receive demand from the largest names in the entertainment business.  Our proprietary digital playback system allows for the application of graphical video imagery synchronized with audio presentation. Our digital playback system combined with our technical knowledge of video production requirements continues to bring a high end outcome that professional entertainers demand.  Management also expects that the growth of video message delivery will impact the desire of corporate presenters to strive for a more professional presentation thus creating higher demand for professional corporate production.  Sales and growth are expected to be realized through the historical channels which is highly dependent on past customer lists, reputation and solicitation performed by the management team.

Vidaroo’s network of websites continues to produce revenue from previously implemented contracts that contain advertising inventory and revenue sharing arrangements.  While this line of business continues to generate revenue from legacy contracts, the Entity does intend to pursue advertising as a future sales or growth strategy.

Industry and Market Overview

The production of professional quality video is a mature industry.  Production providers range from large movie houses to small support organizations. While the technology used to produce video has increased its output, top line video production continues to remain a very competitive industry.  Entertainers and publishers have a wide range of production providers to choose from and have the ability to be highly selective in the organizations they choose to support their artistic endeavors.  While high end professional production remains highly competitive, video production has expanded at most levels.  This expansion is providing for additional output from not only high end entertainers, but from individuals and organizations looking to capitalize on video publishing as a means to distribute messaging in a clear, concise fashion.

The internet has matured into a communications medium and platform that is integral to the fabric of our day-to-day life. It has revolutionized the way people and businesses communicate while fundamentally shifting the economy, driving it towards a virtual marketplace with global reach. Consumers and businesses want choices, options and the ability to watch and listen to exactly what they want, when and where they choose.  As the internet has matured, the presentation of online video has grown substantially. The pervasiveness of online video marks an important moment in the evolution of America’s television and movie viewing habits. Online video has become more deeply integrated into daily life.

The proliferation of online video has created a megatrend in the video delivery marketplace beyond traditional video delivery choices.  This growth as expanded the population looking to deliver messaging via video substantially.  While video delivery has historically been transmitted via television or other specialized methodologies, the growth of internet transmission has allowed more businesses and individuals to consider video delivery as the medium of choice.   This paradigm shift has also increased the marketplace demand for vehicles to deliver video in a managed and methodical manner.  While the presentation of online video has grown substantially, so have the number and types of choices to obtain video online.

Advertising is a mature industry that is undergoing a shift in the way in which it is delivered.  The delivery market has historically been dominated by traditional media outlets by national organizations with significant critical mass.  Certain local markets and populations are able to secure market share applicable to those demographics, but on a much smaller scale.  Internet advertising has taken market share from traditional media, but has the same challenges for smaller networks competing with large established national delivery outlets.

Employees

As of June 30, 2010, we have 16 full-time employees. We consider our relationship with our employees to be good.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Subsequent Events

 As disclosed in our Form 8-K filed July 28, 2010, on July 23, 2010, Ms. Mary A. Spio resigned as President and Director of the Entity.

Effective July 1, 2010, the Entity discontinued paying interest to the holders of its Secured Promissory Note and Promissory Note holders, due to a shortfall in liquidity.  The Entity is reviewing this issue on an ongoing basis in an effort to resume these payments.  On August 1, 2010, $290,000 of the Entity’s Convertible Secured Promissory Notes were due for repayment or convertible into common stock.  These Notes have neither been repaid nor have they been converted into common stock.  The Entity is currently negotiating with the Holders to come to resolution.

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

Our independent auditor expressed doubt about our ability to continue as a going concern. As a result of the going concern qualification, we may find it much more difficult to obtain financing in the future, if required.  Further, any financing we do obtain may be on less favorable terms.  Moreover, if the Entity should fail to continue as a going concern, there is a risk of total loss of any monies invested in the Entity, and it is also possible that, in such event, our shares would be of little or no value.

We face significant competition from social networking sites which may cause a significant decline in user traffic or in the size of our network .

We face formidable competition in every aspect of our business, and particularly from other companies that seek to connect people with information and entertainment on the internet. Our competitors have longer operating histories and more established relationships with customers and end users. They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and web sites. These sites may also have a greater ability to attract and retain users than we do because they operate internet portals with a broad range of content products and services. If our competitors are successful in providing similar or better web sites, more relevant advertisements or in leveraging their platforms or products to make their web services easier to access, we could experience a significant decline in user traffic or in the size of the Entity’s network. Any such decline could negatively affect our revenues.

We are dependent upon our managers for operating the Entity.

The Entity is dependent upon the services of its management to determine and implement the overall focus and strategy of the Entity.  Furthermore, the Entity is dependent upon the managers to oversee the operations of Vidaroo.  The managers have little or no experience establishing strategy or providing oversight to manage an online video distribution website or licensing business. Thus, there can be no assurance that the managers’ experience will be sufficient to successfully achieve the business objectives of the Entity.  All decisions regarding the management of the Entity’s affairs will be made exclusively by the officers and directors of the Entity.  In the event these persons are ineffective, the Entity’s business and results of operation would likely be adversely affected.

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

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in Item 1A, Risk Factors, and the following factors may affect our operating results:

•	Our ability to continue to provide production services that are desirable by our current client roster.

•	Our ability to sell monthly subscriptions to our Software.

•	Our ability to attract advertisers to our program.

•	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure.

•	Our focus on long-term goals over short-term results.

•	The results of our investments in risky projects.

•	Our ability to keep our web sites operational at a reasonable cost and without service interruptions.

•	Our ability to achieve revenue goals for partners to whom we guarantee minimum payments or pay distribution fees.

•	Our ability to generate revenue from services in which we have invested considerable time and resources.

We have no certainty as to the availability and terms of future financing.

We expect that we will be required to seek additional financing in the future.  We cannot be sure that such financing will be available or available on attractive terms, or that such financing would not result in a substantial dilution of a shareholders’ interest in the Entity.  If we cannot obtain financing when we need or on terms that are commercially reasonable to us, we will not be able to pursue our business plan as we currently anticipate.

We rely on future efforts to successfully develop and market new and existing products.

We cannot be sure our products will continue to be commercially viable. Likewise, we have no assurances that we will be able to expand upon our current product offerings such that any such expansion will result in ongoing revenues to the Entity.

Shareholders will have limited or no input on any investment or management decisions.

The officers and directors of the Entity control a majority of the stock of the Entity, and the Entity will be managed by the officers and by the board. Very few matters will be submitted to Shareholder vote, and if so submitted, the officers can control the outcome of that vote.

Risks Related to common stock ownership in Vidaroo

Our shares are subject to the U.S. “Penny Stock” Rules and investors who purchase our shares may have difficulty re-selling their shares as the liquidity of the market for our shares may be adversely affected by the impact of the “Penny Stock” Rules.

Our stock is subject to U.S. “Penny Stock” rules, which may make the stock more difficult to trade on the open market. Our common shares are not currently traded on the OTCBB, but it is the Entity’s plan that the common shares be quoted on the OTCBB. A “penny stock” is generally defined by regulations of the U.S. Securities and Exchange Commission (“SEC”) as an equity security with a market price of less than US $5.00 per share. However, an equity security with a market price under US $5.00 will not be considered a penny stock if it fits within any of the following exceptions:

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

The low price of our common stock has a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock also limits our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of certain institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker’s commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, the Entity’s shareholders may pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

For more information about penny stocks, please visit http://www.sec.gov/answers/penny.htm

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Entity currently leases office space at 7658 Municipal Drive, Orlando, FL 32819. The Entity currently pays monthly rent of $7,288 per month pursuant to a 36 month lease, effective January 1, 2009.  The Entity also is leasing warehouse space for which it pays $346 per month on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business.

In August, 2010, the Entity was served with a complaint alleging that its subsidiary E360 unlawfully solicited the sales of securities in connection with an investment in that company.  The complaint also attempts to join Vidaroo Corporation to the claim.  The Entity does not believe that there was unlawful activity and accordingly has filed a motion to dismiss said complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matters were submitted to a vote of our security holders during the year ended June 30, 2010.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Entity’s stock began trading in October, 2008 on the over the counter bulletin board. In April 2010, we changed our name to Vidaroo Corporation, and our common stock currently trades on the Over the Counter Bulletin Board under the trading symbol "VIDA".

Holders

As of June 30, 2010, the approximate number of stockholders of record of the Common Stock of the Entity was 2,124.

Dividends

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operation of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Issuances of Stock

During the year ended June 30, 2010, the Entity issued a total of 6,960,841 shares of common stock.  3,029,038 shares were issued in satisfaction of options and warrants exercised, for consideration of $149,143; 2,434,465 were issued as Stock based compensation for employees valued at $887,795; 900,000 were issued directly to investors for consideration of $180,000;
539,338 were issued for professional services for consideration valued at $378,694; and 58,000 valued at $8,932 were issued in conjunction with the extension of the terms of Convertible Promissory Notes Payable.

During the year ended June 30, 2009, the Entity issued a total of 12,980,191 shares of common stock.  8,950,522 shares were issued in satisfaction of options and warrants exercised, for consideration of $368,587; 3,624,007 were issued in satisfaction of debt obligations for consideration of $337,401; 25,000 were issued directly to investors for consideration of $6,500; and
380,662 were issued for professional services for consideration valued at $353,305.

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

 Overview

Vidaroo is a video technology company.  The Entity performs professional video production, licenses its Online Video Platform (OVP) and serves advertising across its network of websites.

Production services are performed both as Vidaroo and under the trade name of our subsidiary, MEV.  Our capabilities include creation and support of video imagery for top line names in the entertainment business (Black Eyed Peas, Keith Urban, John Mayer…), support of video production for traditional media and corporate presentations, and in-house production of content.  Vidaroo supports its ability to deliver its production engagements through its professional production studio and its custom turnkey digital playback system.

The Entity’s OVP is licensed under a Software-as-a-Service (“SaaS”) model.  The SaaS model allows the Company to generate monthly recurring revenue.  The OVP’s design and implementation became production ready in the year ended June 30, 2010.  Also in 2010, the Entity redesigned and launched its marketing interface (http://Vidaroo.com) and initiated an affiliate program for sales distribution.

The Entity has a network of websites using its OVP under licensing agreements that allow for the delivery of advertising.  The Entity either shares the inventory or revenue from the advertising units with its channel partners.  The Entity’s channel partners consist of content destination sites that have adequate critical mass to draw audiences of sufficient size to warrant delivery of advertising.

Entity History

Vidaroo Corporation (the “Entity”) is a Nevada Corporation with operating subsidiaries, E360, LLC (E360) and Media Evolutions, Inc. (MEV).  The Entity was formed on May 1, 2007 (operating as Gen2Media Corporation through April 26, 2010) under the laws of the State of Nevada for the purpose of acquiring a majority interest in E360.  E360 is a Limited Liability Company organized under the laws of the State of Florida and was formed on July 21, 2006 by filing Articles of Organization with the Secretary of State of the State of Florida.  Vidaroo has a management agreement with MEV that provides Vidaroo with control of MEV’s operations.  MEV was formed on August 8, 2005 as a Florida Corporation.

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

Revenue Recognition
Revenue is generated from monthly subscription fees from subscribers to the OVP.  Revenue is recognized ratably over the contract period for each subscriber.  Revenue is also generated from advertising on the Vidaroo network of websites, fees and revenue sharing associated with the use of our OVP by our channel partners, the development of micro sites for clients, and services rendered in connection with the production of video content.  Revenue is recognized when services are rendered or advertising has been delivered in accordance with the terms of the agreement provided that the collection of the associated receivable is reasonably assured and there are no remaining significant obligations.

Stock-Based Compensation
The Entity provides stock based compensation to both its employees and vendors under certain circumstances.  The Entity is required to measure the cost of employee service received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

Long-Lived Assets
The Company evaluates the recoverability of its long−lived assets, including intangibles, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of long−lived assets is not recoverable, the carrying amount of such assets is reduced to fair value

Year Ended June 30, 2010 Compared to Year Ended June 30, 2009.

Revenues

Revenues increased by $214,881 to $1,312,919 or 20% for the year ended June 30, 2010.  The portion of revenues derived from licensing and advertising increased by 9% while production revenue increased by 23%

Cost of Sales

Costs of sales decreased by $138,856 to $351,384 for the year ended June 30, 2010.  Cost of Sales consists of variable costs for incremental expenses beyond the Entity’s established infrastructure.  Costs associated with delivering digital video such as bandwidth, personnel and commissions of approximately 30% were charged for licensing and advertising.   Costs associated with the delivery of video production support include rental equipment, facility charges, personnel and third party graphics were approximately 19% of revenue.

Operating Margin

Operating margin increased by $353,737 to $961,535 in the year ended June 30, 2010.  Operating margin as a percentage of sales increased to 73% in the year ended June 30, 2010 from 55% in the year ended June 30, 2009.  The increase in operating margin percentage was due to lower cost structure associated with the type of production revenue received in the year ended June 30, 2010.  The production services provided in the year ended June30, 2010 had a higher operating margin percentage due to the nature of expenses incurred to procure equipment and facilities needed to implement the entertainment engagements in large venues served by our clients.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salary wages and benefits, and professional services.  Selling, general and administrative expenses decreased by $603,911 to $1,804,077 for the year ended June 30, 2010 from $2,407,988 for the year ended June 30, 2009.  The decrease was due to the reduction of salaries associated with the Executive Management team’s compensation and a reduction of resources required for external professional service firms.

Off-Balance Sheet Arrangements

During the year ended June 30, 2009 the Entity issued debt instruments in the form of promissory notes with a face value of $600,000 (the “Notes”). The Notes carry interest at 12% and are due and payable in full at the earlier of either minimum equity financing of $1 million or one year. Interest can be received monthly or accrued and paid at maturity at the option of the holder. The Notes are secured by all assets of the Entity.

The holders of the Notes have the option, but not the obligation, to convert the outstanding principal into common stock at any time under any of the following terms: A conversion price of $.25 per share; a conversion price of 30% less than price per share obtained in the next round of financing completed by the Entity; a conversion price of 30% less than the price per share paid in the event of a sale of the Entity, or $0.13 per share in the event the Entity does not raise a minimum of $1 million in additional financing within one year of issuance.

The notes contain warrants to purchase shares valued at 20% of the face value of the note assuming a stock value of $0.25 per share and an exercise price of $0.001 per share. If the value of common stock at the time of conversion is less than $0.25, the payee shall receive additional warrants to bring the total value of warrants issued under this program to be equal to 20% of the face value of the Note. The Notes also included a beneficial conversion feature as the obligations can convert into equity for an exercise price less than the share price at the time of issuance at the option of the holder. Based on these features, the proceeds from debt were split between the value of the warrants and the debt. Further, the debt obligation must have value assigned to the beneficial conversion feature. These valuations cause the proceeds from these notes to be allocated to additional paid capital with $248,953 assigned to the value of the warrants and the remaining $351,047 assigned to the beneficial conversion feature. The face value of the debt was accreted to interest expense over the 1-year term of the debt.

As of June 30, 2010, the $600,000 face value is shown as a liability.

Liquidity and Capital Resources

At June 30, 2010, we had a working capital deficit of $1,865,714 as compared to $1,092,844  at June 30, 2009.  This decrease is a direct result of the operating losses, net of noncash charges, sustained by the Entity during the year, increased working capital liabilities and additional indebtedness.  The Entity continues to sustain operating losses and has capital requirements associated with servicing its obligations under its Convertible Secured Promissory Notes and Notes Payable.  Based on our operational and debt service cash needs, we will need to raise additional capital to continue operations.

In order to sustain operations during the year ended June 30, 2010, we raised capital of $810,949.  This included $272,949 in proceeds from either the direct issuance of common stock or the exercise of stock options, and $538,000 from Notes Payable.

Operating Activities

Operating activities in the year ended June 30, 2010 resulted in cash outflows of $685,032.  This use of cash consisted of a net loss of $2,454,344 offset by adjustments for noncash charges of $1,795,218 and working capital of $(25,906).

Operating activities in the year ended June 30, 2009 resulted in cash outflows of $1,052,617.  This use of cash consisted of a net loss of $3,209,862 offset by adjustments for noncash charges of $1,722,420 and working capital of $434,825.

Investing activities

Net cash used by investing activities was $11,026 and 53,637 for the years ended June 30, 2010 and 2009, respectively.  Investing activities were limited to small furniture and equipment purchases and changes in deposits in both years.

Financing Activities

Financing activities produced $704,166 in the year ended June 30, 2010.  These activities included inflows of $272,949 from the proceeds of common stock issued and stock options exercised, and $484,200 from the issuance of debt, net of deferred financing fees.  $52,983 was used for debt repayments.

Financing activities produced $1,103,576 in the year ended June 30, 2009.  These activities included inflows of $251,539 from the proceeds of common stock issued and stock options exercised, and $867,850 from the issuance of debt, net of deferred financing fees.  $15,813 was used for debt repayments.

Contractual Obligations

The Entity has a three year office space lease that runs through December 31,2012 and currently has a monthly rental payment of $7,288 per month.

Effect of Recently Issued Accounting Pronouncements

See Note 2 of the Consolidated Financial Statements in Item 8 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

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

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2010. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

 Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and therefore may be considered “material weaknesses.”

Based on the size of the Entity and depth of accounting personnel assignment of tasks does not allow for proper maintenance of segregation of duties.  Additionally, the Entity does not have an audit committee to oversee the financial reporting and disclosure process.

Management’s Annual Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of June 30, 2010 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting as of June 30, 2010, was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of June 30, 2010, our Chief Executive Officer and Chief Financial Officer identified the following specific material weaknesses in the Entity’s internal controls over its financial reporting process:

-	There is a lack of sufficient accounting staff, which results in a lack of segregation of duties necessary for a good system of internal control.

-	The Entity does not have an audit committee to oversee the financial reporting and disclosure process.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

Information with regards to the Directors and Officers of the Entity as of June 30, 2010 is set forth below:

Chairman of the Board and Chief Executive Officer	Mark E. Argenti
Chief Information Officer and Director	Ian McDaniel
Chief Operating/Technology Officer and Director	Micheal Morgan
President and Director	Mary A Spio*
Chief Financial Officer, Secretary and Treasurer	Thomas J. Moreland

Mark E. Argenti, age 39, has served as Chief Executive Officer since July 9, 2009. Mr. Argenti served as Chief Creative Officer from May 17, 2007 through July 8, 2009, and has served as a Director since May 17, 2007.

Prior to his appointment as CEO, Mr. Argenti directed the daily operations of Vidaroo subsidiary Media Evolutions - a company he originally co-founded with Ian McDaniel. In addition, he was instrumental in creating, developing and managing operations of E360 and oversaw all of the Entity's video production projects and studio activities. On the technology development front, Mr. Argenti, in collaboration with Mr. McDaniel, pioneered a proprietary video playback technology that is now widely viewed as the industry's definitive gold standard for use in live concert and stage production; and he teamed with Ian and Entity President Mary Spio to design, develop and commercialize Vidaroo's patent-pending video publishing technology and Smart Content Management System - technology that today powers digital video delivery and digital ad serving for numerous major U.S. media companies and corporate publishers.

Ian McDaniel, age 36, has served as Chief Information Officer and Director since May 17, 2007.

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

Micheal Morgan, age 23, has served as Chief Operating and Technology Officer since August 14, 2009

Mr. Morgan served as VP of Development from October 2008 through the time of his appointment as an Officer and Director.   Among several executive level positions, Mr. Morgan continues to serve as Director of Interactive at Magnify Agency, a creative and software development firm; co-founder and served as Vice President of ZEN3 from March 2007 to October 2008 and Vice President of Web Development at AdepTech, Inc., a technology services company from June 2004 to March 2007. He has architected systems for use in Nuclear Quality Control, Software-as-a-Service (SaaS), distributed HIPAA-based secure health care software, and e-commerce dataflow automation. He holds several industry certifications and is an active participant in industry-related and civic organizations. Mr. Morgan attended the University of Central Florida, where he focused his studies on Digital Interactive Systems.

Thomas J. Moreland, age 43, has served as Chief Financial Officer since September 23, 2008.

Prior to joining Vidaroo, Mr. Moreland held several senior financial roles for public companies, including Vice President of Finance for Nasdaq-listed Priority HealthCare and AMEX-listed PainCare Holdings, Inc. In these capacities, he was largely responsible for strategic planning, operational performance and SEC reporting compliance. Additionally, he served as Controller and Chief Accounting Officer for Devereux, a national non-profit provider of behavioral health care services. He began his career working as an audit manager with international accounting firm Ernst & Young.

Mary A. Spio, age 37, has served as President and Director since May17, 2007 and served as Chief Executive Officer from May 17, 2007 until September 15, 2008.

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

*On July 23, 2010 Ms. Mary A Spio resigned as President and Director.

There are no family relationships amongst the executive officers or directors of the Entity.

ITEM 11. EXECUTIVE COMPENSATION

This section describes the compensation program for our executive officers.

							Change in pension value and nonqualified
Name and Principal position	Year ended June 30:	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensation	deferred comensation earnings	All other Compensation	Total
Mark E. Argenti	2010	66,666	-	25,499	-	-	-	2,273	94,438
Chief Executive Officer	2009	110,597	-	-	-	-	-	4,747	115,344

Thomas Moreland,	2010	102,379	-	180,000	120,984	-	-	4283	407,646
Chief Financial Officer	2009	83,077	-	-	93,753	-	-	4,359	181,189

Mary Spio,	2010	66,666	-	11,618	-	-	-	2,273	80,557
President	2009	110,598	-	-	-	-	-	4,747	115,345

Ian McDaniel	2010	66,666	-	11,664	-	-	-	7,208	85,538
Chief Information Officer	2009	117,413	-	-	-	-	-	14,983	134,756

Micheal Morgan,	2010	83,183	-	360,000	392,318	-	-	2,273	837,774
Chief Operating/Technology Officer	2009	52,416	-	-		-	-	1,552	53,968

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of and percent of the Entity’s common stock beneficially owned by:

•	all directors and nominees, naming them,
•	our executive officers,
•	our directors and executive officers as a group, without naming them, and
•	persons or groups known by us to own beneficially 5% or more of our Common Stock or our Preferred Stock having voting rights:

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on June 30, 2010, and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of June 30, 2010. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our capital stock owned by them.

Name and address of owner	Title of Class	Capacity with Entity	Number of Shares Beneficially Owned (1)	Percentage of Class (2)
Mary Spio c/o Vidaroo Corporation, 7658 Municipal Dr, Orlando, FL 32819	Common Stock	President	12,159,272	16.2%

Mark Argenti c/o Vidaroo Corporation, 7658 Municipal Dr, Orlando, FL 32819	Common Stock	Chief Executive Officer	12,436,140	16.6%

Ian McDaniel c/o Vidaroo Corporation, 7658 Municipal Dr, Orlando, FL 32819	Common Stock	Chief Information Officer	12,836,656	17.2%

Micheal Morgan c/o Vidaroo Corporation, 7658 Municipal Dr, Orlando, FL 32819	Common Stock	Chief Operating and Technology Officer	1,643,328	2.2%

Thomas Moreland c/o Vidaroo Corporation, 7658 Municipal Dr, Orlando, FL 32819	Common Stock	Chief Financial Officer	1,155,545	1.5%

All Officers and Directors As a Group (5 persons)	Common Stock		40,257,941	53.7%

(1)  This column represents the total number of votes each named stockholder is entitled to vote upon matters presented to the shareholders for a vote.
(2) Applicable percentage ownership is based on 65,136,032 shares of Common Stock outstanding as of June 30, 2010, together with securities exercisable or convertible into shares of Common Stock within 60 days of June 30, 2010, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of June30, 2010, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Entity has no independent directors and has had no transactions with related parties in excess of $120,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant	Year	Amount billed
Cross Fernandez and Riley LLP
	2009	143,446

Patrick Rodgers, CPA, PA	2009	0
	2010	19,500

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Consolidated Financial Statements are listed on page F-1 of this Annual Report.
(2)	Financial Statement Schedules:

None

(3)	Exhibits:

 The following documents are included as exhibits to this Annual Report:

Exhibit Number	Description
3.1	Articles of Incorporation of Vidaroo Corporation(1)

3.2	Articles of Incorporation of E360 LLC(1)

3.3	By-laws of Vidaroo(1)

3.4	Articles of Incorporation of Media Evolutions, Inc.(11)

10.1	Management agreement by and between Vidaroo Corporation and Media Evolutions, Inc., dated July 14, 2008 (11)

10.2	Employment agreement by and between Vidaroo Corporation and James Byrd Jr., dated September 17, 2008(3)

10.3	Employment agreement by and between Vidaroo Corporation and Thomas Moreland dated September 22, 2008(3)

10.6	Amendment to employment agreement by and between Vidaroo Corporation and Mark Argenti dated November 6, 2008(4)

10.7	Amendment to employment agreement by and between Vidaroo Corporation and Mary Spio dated November 6, 2008(4)

10.8	Amendment to employment agreement by and between Vidaroo Corporation and Ian McDaniel dated November 6, 2008(4)

10.9	Amendment to employment agreement by and between Vidaroo Corporation and Thomas Moreland dated March 20, 2009(5)

10.10	Employment Agreement by and between Vidaroo Corporation and Ian McDaniel dated May 1, 2008(2)

10.11	Employment Agreement by and between Vidaroo Corporation and Mark Argenti dated May 1, 2008(2)

10.12	12% Promissory Note, dated April 14, 2008, payable to Tom Hansen, Blue Ridge Services, L.P, and Richard Brock(2)

10.13	Security Agreement by and between Tom Hansen, Blue Ridge Services, L.P., Richard Brock, and Vidaroo Corporation, E360, LLC, Mary Spio, Mark Argenti and Ian McDaniel(2)

10.14	Employment Agreement by and between Vidaroo Corporation and Mary Spio dated May 1, 2008(2)

10.15	Form of 12% Convertible Secured Promissory Note and Loan Agreement by and between Vidaroo and multiple parties(6)

10.16	Form of Security agreement by and between Vidaroo and multiple parties(6)

10.17	Form of 12% Promissory Note by and between Vidaroo and multiple parties(11)

10.18	Form of 12% Promissory Note due and payable December 31, 2010 by and between Vidaroo and multiple parties(11)

10.19	Mutual Termination of Employment Agreement by and between Vidaroo and James Byrd Jr dated July 9, 2009 (7)

10.20	Amendment to Mutual Termination of Employment Agreement by and between Vidaroo and James Byrd Jr. effective July 9, 2009(7)

10.21	Amendment to employment agreement by and between Vidaroo Corporation and James S. Byrd, Jr. dated January 5, 2009(5)

10.22	Employment Agreement by and between Vidaroo Corporation and Micheal Morgan dated August 14, 2009(8)

10.23	Amendment to employment agreement by and between Vidaroo Corporation and Mark Argenti dated November 10, 2009(9)

10.24	Amendment to employment agreement by and between Vidaroo Corporation and Ian McDaniel dated November 10, 2009(9)

10.25	Amendment to employment agreement by and between Vidaroo Corporation and Micheal Morgan dated November 10, 2009(9)

10.26	Amendment to employment agreement by and between Vidaroo Corporation and Thomas Moreland dated November 10, 2009(9)

10.27	Amendment to employment agreement by and between Vidaroo Corporation and Mary Spio dated November 10, 2009(9)

10.28	Mutual Termination of Employment Agreement by and between Vidaroo and Mary Spio dated July 23, 2010(10)

14.1	Code of Conduct (11)

16.1	Letter regarding change in certifying accountant (8)

21.1	List of subsidiaries of the Entity (Filed herewith)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (Filed herewith)

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (Filed herewith)

32.1	Certification by Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith)

32.2	Certification by Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith)

(1) Incorporated by reference to the Entity’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on December 7, 2007.
(2) Incorporated by reference to the Entity’s registration statement on Form S-1 filed with the Securities and Exchange Commission on May 14, 2008.
(3) Incorporated by reference to the Entity’s Form 8-K filed with the Securities and Exchange Commission on September 23, 2008.
(4) Incorporated by reference to the Entity’s Form 8-K filed with the Securities and Exchange Commission on November 12, 2008
(5) Incorporated by reference to the Entity’s Form 8-K filed with the Securities and Exchange Commission on January 9, 2009.
(6) Incorporated by reference to the Entity’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2009.
(7) Incorporated by reference to the Entity’s Form 8-K filed with the Securities and Exchange Commission on July 15, 2009.
(8) Incorporated by reference to the Entity’s Form 8-K filed with the Securities and Exchange Commission on August 19, 2009.
(9) Incorporated by reference to the Entity’s Form 8-K filed with the Securities and Exchange Commission on November 12, 2009.
(10) Incorporated by reference to the Entity’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2010.
(11) Incorporated by reference to the Entity’s Form 10-K filed with the Securities and Exchange Commission on September, 28 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIDAROO CORPORATION

September 28, 2010	By:	/s/ Mark Argenti
Mark Argenti
Chief Executive Officer
(Principal Executive Officer)

September 28, 2010	By:	/s/ Thomas Moreland
Thomas Moreland
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Argenti	Director, Chairman, and Chief Executive Officer	September 28, 2010
Mark Argenti	(Principal Executive Officer)

/s/ Thomas Moreland	Chief Financial Officer, Secretary and Treasurer	September 28, 2010
Thomas Moreland	(Principal Financial and Accounting Officer)

/s/ Ian McDaniel	Director, and Chief Information Officer	September 28, 2010
Ian McDaniel

/s/ Micheal Morgan	Director and Chief Operating andTechnology Officer	September 28, 2010
Micheal Morgan

VIDAROO CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Management
Vidaroo Corporation
Orlando, Florida

I have audited the accompanying consolidated balance sheet of Vidaroo Corporation and Subsidiaries (the "Entity") as of June 30, 2010 and 2009 and the related consolidated statements of operations and retained earnings, shareholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Entity’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Entity is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Entity’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vidaroo Corporation and Subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Entity will continue as a going concern. As discussed in Note 12 to the financial statements, the Entity has suffered losses from operations and has cash needs in excess of its resources that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	By:	/s/ Patrick Rodgers, CPA, PA
Patrick Rodgers, CPA, PA

Orlando, Florida September 28, 2010

 VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	June 30, 2009
Assets

Current:
Cash and cash equivalents	$8,509	$401
Accounts Receivable	79,271	58,576
Other Current Assets	13,315	8,007
Deferred financing costs	64,279	61,878
Total Current Assets	165,374	128,862
Furniture and Equipment:
Computer equipment	86,930	84,432
Office furniture and fixtures	36,617	26,610
	123,547	111,042
Less Accumulated depreciation	(58,565)	(36,372)
Net Furniture and Equipment	64,982	74,670

Intangibles, Net:
Customer list	26,625	54,250
Website platform	-	135,434
Patent Pending	-	8,754
Intangible Assets, net of accumulated amortization	26,625	198,438

Other Assets – Deposits	14,651	16,202
Deferred financing costs, non-current portion	-	27,582
Total Assets	$271,632	$445,754

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts Payable	$380,351	$406,127
Accrued Salaries	118,366	234,613
Deferred revenue	42,831	28,600
Convertible secured promissory notes	590,000	257,521
Notes payable-current portion	899,540	294,845
Total Current Liabilities	2,031,088	1,221,706

Notes payable – non-current portion	-	109,678
Total Liabilities	2,031,088	1,331,384

Stockholders' (Deficit) Equity:

Common stock, $.001 par value; 100,000,000 shares authorized;
65,136,032 and 58,175,191 issued and outstanding at June 30, 2010 and 2009, respectively	65,137	58,175
Additional paid in capital	5,992,638	4,395,036
Accumulated Deficit	(8,082,315)	(5,627,971)

Vidaroo Corporation and subsidiaries Stockholders’ (Deficit)	(2,024,540)	(1,174,760)
Noncontrolling Interest	265,084	289,130
Total Stockholders’ Deficit	1,759,456	885,630
Total Liabilities and Stockholders’ Deficit	$271,632	$445,754

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	12 Months Ended	12 Months Ended
	06/30/10	06/30/09

REVENUES	$1,312,919	$1,098,038

Cost of Sales	(351,384)	(490,240)

Operating Margin	961,535	607,798

Selling, General and Administrative	1,804,077	2,407,988
Depreciation and Amortization	194,078	181,571
Stock based compensation	803,643	916,211
Total Operating expenses	2,801,798	3,505,770
Operating Loss	(1,840,263)	(2,897,972)

Interest expense	638,127	346,936

Net loss before Noncontrolling Interest	(2,478,390)	(3,244,908)

Noncontrolling Interest in Loss of Subsidiary	24,046	35,046

NET LOSS TO COMMON SHAREHOLDERS	$(2,454,344)	$(3,209,862)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.04)	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING	62,090,864	55,278,523

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT/EQUITY
(UNAUDITED)

	Class A		Additional
	Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance at June 30, 2008	45,195,000	$45,195	$1,769,649	$(2,418,109)	$324,176	$(603,265)

Common stock issued for forgiveness of debt	3,624,007	3,624	333,777	-		337,401

Common stock issued for options and warrants
exercised	8,950,522	8,950	359,637	-		368,587

Stock based compensation cost for
employees	-	-	916,211	-		916,211

Common stock allocation for convertible secured
promissory notes	-	-	600,000	-		600,000

Common stock issued for cash	25,000	25	6,475	-		6,500

Common stock issued for professional services	380,662	381	119,732	-		120,113

Warrants issued for services	-	-	289,555	-		289,555

Net Loss attributable to noncontrolling interest					(35,046)

Net loss	-	-	-	(3,209,862)		(3,209,862)

Balance at June 30, 2009	58,175,191	$58,175	$4,395,036	$(5,627,971)	$289,130	$(885,630)

Common Stock and related Warrants issued under Subscription Agreement	900,000	900	179,100			180,000

Stock Based Compensation for Employees	2,434,465	2,435	885,360			887,795

Common Stock Issued for Options Exercised	3,029,038	3,029	146,114			149,143

Common Stock issued for Professional Services	539,338	540	378,154			378,694

Common Stock Issued for Extension of debt maturity	58,000	58	8,874			8,932

Net loss attributable to Noncontrolling interest					(24,046)	(24,046)

Net Loss				(2,454,344)		(2,454,344)

Balance at June 30, 2010	65,136,032	$65,137	$5,992,638	$(8,082,315)	$265,084	$(1,759,456

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	12 Months Ended	12 Months Ended
	06/30/09	06/30/09
Cash Flows from Operating Activities:
Net loss	$(2,454,344)	$(3,209,862)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	22,265	20,518
Amortization	171,813	161,054
Amortization of deferred financing costs	108,452	30,553
Officer salary forgiveness	27,456	18,304
Accretion of interest expense	342,479	257,521
Stock-based compensation and common stock issued for services to
Nonemployees	343,155	353,305
Stock-based compensation	803,644	916,211
Noncontrolling interest in loss of subsidiary	(24,046)	(35,046)
Net changes in:
Other current assets	(5,308)	(8,007
Accrued Salaries	(3,358)	146,078
Accounts receivable	(20,695)	(53,576)
Accounts payable and accrued expenses	(10,776)	321,730
Deferred revenue	14,231	28,600
Net Cash Used By Operating Activities	(685,032)	(1,052,617)

Cash Flows from Investing Activities:
Decrease/(Increase) in deposits	1,551	(16,202)
Purchase of furniture and equipment	(12,577)	(37,435)

Net Cash Used By Investing Activities	(11,026)	(53,637)

Cash Flows from Financing Activities:
Proceeds from common stock issuance	272,949	251,539
Proceeds from issuance of promissory notes	538,000	931,500
Incurrence of deferred financing costs	(53,800)	(63,650)
Repayments of notes payable	(52,983)	(15,813)
Net Cash Provided By Financing Activities	704,166	1,103,576

Net Increase (Decrease) in Cash and Cash Equivalents	8,108	(2,678)

Cash and Cash Equivalents, Beginning	401	3,079

Cash and Cash Equivalents, Ending	$8,509	$401

Supplemental cash flow information:
Non-cash operating and financing activities:
Forgiveness of accounts payable and accrued salary in exchange for Common Stock and the exercise of options	$155,345	123,548
Forgiveness of payroll obligation in connection with revised officer contracts	-	96,097
Non-cash investing and financing activities:
Debt assumed in connection with purchase accounting related to Media Evolutions	-	88,836
Intangible assets acquired in connection with the purchase accounting related to Media Evolutions	-	79,870
Common Stock issued for Deferred Financing Costs	29,471	-

See accompanying notes to consolidated financial statements.

 NOTE 1.  ORGANIZATION AND NATURE OF BUSINESS

The accompanying financial statements include Vidaroo Corporation (“Vidaroo” or the “Entity”) and its consolidated subsidiaries, E360, LLC (“E360”) and Media Evolutions (“MEV”).    Vidaroo was formed in May 2007 as a Nevada Corporation and was named Gen2Media until April 26, 2010.  Vidaroo subsequently acquired a majority ownership interest in E360.  Vidaroo has a management agreement with MEV that provides Vidaroo with control of MEV’s operations.

Vidaroo is a video technology company.  Vidaroo has developed an online video platform (OVP) that is licensed under a Software-as-a-Service model.  Under certain of its licensing agreements Vidaroo has the ability to serve advertising to an online network of websites.  Vidaroo also provides video production services that are performed for clients either on location or in Vidaroo’s professional production studio.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
The accompanying consolidated financial statements include the accounts and transactions of Vidaroo and its subsidiary E360 as well as MEV.  Vidaroo has a 95% interest in E360, which was acquired by Vidaroo in a stock exchange.  MEV is controlled by Vidaroo pursuant to a management agreement between the two companies effective July 14, 2008.  The consolidation of MEV was treated as a purchase in the year ended June 30, 2009.  All significant intra-entity accounts and transactions are eliminated in consolidation.

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

Revenue Recognition
Revenue is generated from monthly subscription fees from subscribers to the OVP.  Revenue is recognized ratably over the contract period for each subscriber.  Revenue is also generated from advertising on the Vidaroo network of websites, fees and revenue sharing associated with the use of our OVP by our channel partners, the development of micro sites for clients, and services rendered in connection with the production of video content.  Revenue is recognized when services are rendered or advertising has been delivered in accordance with the terms of the agreement provided that the collection of the associated receivable is reasonably assured and there are no remaining significant obligations.

Website Platform
Website platform includes capitalized costs incurred during the application and infrastructure development stage.  Development of the website was completed in July 2007 and has been placed in service.  Website platform has an estimated useful life of 3 years and is being amortized over 36 months on a straight-time basis.  The website was fully amortized as of June 30, 2010.

Long-Lived Assets
The Company evaluates the recoverability of its long−lived assets, including intangibles, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of long−lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. No impairment charges were incurred during the years ended June 30, 2010 and 2009.

Computer equipment and Office furniture and fixtures are recorded at cost depreciated on a straight line basis over their expected useful lives of 5 and 7 years, respectively.

Noncontrolling Interest
Vidaroo  has a 95% ownership interest in E360.  Noncontrolling interest represents the portion of E360 not owned by Vidaroo.

Stock-Based Compensation
The Entity provides stock based compensation to both its employees and vendors under certain circumstances.  The Entity is required to measure the cost of employee service received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

Income Taxes
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences less estimated valuation allowances.  Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to realized.  Income tax expense is the tax payable or refundable for the period plus or minus change during the period in deferred tax assets and liabilities and valuation allowances.

Deferred Financing Costs
The Entity recognized deferred financing costs in connection with its Promissory Notes and Convertible Secured Promissory Notes. These costs will be amortized over the term of the debt and represent fees paid to a placement agent in connection with the issuance of this debt.

Earnings per Common share
Basic earnings per common share excludes potentially dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Fully diluted earnings per share is equivalent to basic earnings per share for the years ended June 30, 2010 and 2009, as the impact of including those shares would be anti-dilutive. For the years ended June 30, 2010 and 2009 the Entity had 9,790,875 and 6,279,039 potentially dilutive common shares, respectively.

Financial Instruments
The entity reports its financial and non-financial assets and liabilities that are re-measured and reported at fair value at each reporting period. Three levels of inputs may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2010. The Entity uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial statements which include cash, trade receivables, borrowings, related party notes payable, accounts payable and accrued liabilities are valued using Level 1 inputs and are immediately available without market risk to principal. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

NOTE 3. RECENT ACCOUNTING STANDARDS

On October 1, 2009, the Company adopted FASB ASC Topic 805 (ASC 805), “Business Combinations,” which generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Company, ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The adoption of ASC 805 did not have a material impact on the Company’s consolidated financial statements.

On October 1, 2009, the Company adopted FASB ASC Topic 820-10 (ASC 820-10), “Fair Value Measurements and Disclosures,” for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820-10 did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting standards Update 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” to amend FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” to provide guidance on the measurement of liabilities at fair value.  The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets.  If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles.  The Company adopted the guidance in 2009, and there was no material impact on the Company’s consolidated financial statements or related footnotes.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) and a new Hierarchy of Generally Accepted Accounting Principles which establishes only two levels of GAAP: authoritative and nonauthoritative. The Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. The application of the Codification did not have an impact on the Company’s consolidated financial statements; however, all references to authoritative accounting literature will now be references in accordance with the Codification.

In May 2009, the FASB issued authoritative guidance for subsequent events, now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  The guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and whether this date represents the date the financial statements were issued or were available to be issued.  The Company adopted this guidance in 2009 with no significant impact on the Company’s consolidated financial statements or related footnotes.

In April 2009, the FASB provided additional guidance for estimating fair value in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” when the volume and level of activity for the asset or liability have significantly decreased.  This additional guidance re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept and clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability. This guidance also provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this guidance does not include assets and liabilities measured under quoted prices in active markets.  This guidance is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009.  The adoption of the provisions of this guidance did not have any material impact on the Company’s consolidated financial statements.

In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, now codified in FASB ASC Topic 825-10-65, “Interim Disclosures about Fair Value of Financial Instruments,” which amends U.S. GAAP to require entities to disclose the fair value of financial instruments in all interim financial statements.  The additional requirements of this guidance also require disclosure of the method(s) and significant assumptions used to estimate the fair value of those financial instruments.  Previously, these disclosures were required only in annual financial statements.  The additional requirements of this guidance are effective for interim reporting periods ending after June 15, 2009.  The adoption of the additional requirements did not have any financial impact on the Company’s consolidated financial statements.

In April, 2009, the FASB issued ASC Topic 320-10 (ASC 320-10), “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. ASC Topic 320-10 provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. This statement also requires more timely disclosures and an increase in disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. We adopted these statements April 1, 2009 without material effect on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (ASU 2010-06), to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements.  The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010.  The adoption of the additional requirements is not expected to have any financial impact on the Company’s financial statements.

In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-17, “Consolidations (FASB ASC Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning October 1, 2010. Early application is not permitted. We have not yet determined the impact, if any, which of the provisions of ASU 2009-15 may have on the Company’s consolidated financial statements.

The recent accounting standards disclosed shall be read in conjunction with the disclosures made in the Entity's Annual Report on form 10-K for the fiscal year ended June 30, 2010.

NOTE 4.  ACQUISITION

On July 14, 2008, Vidaroo entered in a management agreement with MEV. MEV provides production services to some of the largest names in the entertainment business. The terms of the agreement require Vidaroo to manage all the business and financial operations of MEV. In exchange for these services Vidaroo shall receive all revenues, profits and cash flows generated by MEV and shall pay all bills and obligations of MEV. Based on these terms, Vidaroo has control of MEV and therefore has treated this transaction as a purchase in the year ended June 30, 2009.

The acquisition has been accounted for as a purchase of MEV and accordingly, the consolidated statements of operations include the results of MEV since the date of acquisition, July 14, 2008. The excess of the purchase price over the fair value of acquired assets and liabilities assumed is allocated to an intangible asset related to MEV's customer lists.

The statement of operations includes revenues and earnings incurred after the date of acquisition, July 14, 2008. On an unaudited proforma basis, had the acquisition occurred on July 1, 2008, the results for the periods presented would have been identical to those presented in these financial statements as there were no transactions between July 1 and July 14, 2008.

There was no cash consideration paid for this acquisition. The purchase price of $79,870 was determined by taking the difference between MEV's assets of $8,966 and its debt of $88,836 as of the date of the acquisition.

NOTE 5. RELATED PARTY TRANSACTIONS

During 2008, the Entity issued notes payable to three of its shareholders, to fund operations.  Amounts outstanding under these notes payable as of June 30, 2008 was $75,513.  This loan requires interest only payments, bears interest at 12%, is secured by all the assets of the Entity, and personally guaranteed by the three officers of the Entity.  During August 2008 these notes were satisfied through issuances of shares for $50,000 of the obligation and exercising of options for $25,000 for an aggregate of 1,000,000 shares.

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

During July, 2008, the Entity entered into an agreement with MEV to provide management services.  In exchange for management of the business and financial operations, Vidaroo has the right to all revenue and profit and is obligated to pay all financial obligations of MEV.  MEV is owned and operated by certain directors and officers of Vidaroo.

During October, 2008, Richard Brock, former Vidaroo Chief Financial Officer, exercised stock options for 1,000,000 shares for an exercise price of $75,000. The proceeds from this exercise were used to repay an outstanding related party obligation and no cash was received or disbursed by the Entity.

During the year ended June 30, 2009, the Entity issued Convertible Secured Promissory Notes (See Note 7).   Of the $600,000 issued, $50,000 was issued to a Director and Officer.

During the year ended June 30, 2009, Mr. James S Byrd exercised a total of 2,970,962 options.  2,000,000 options were exercised on behalf of Vanguard Capital, LLC for $20,000 in consideration and 970,692 were exercised personally by Mr. Byrd for consideration of $48,548.

NOTE 6.  NOTES PAYABLE

In connection with the management agreement entered into with MEV, Vidaroo became obligated for the repayment of certain notes payable currently outstanding.  These notes originally consisted of a term loan and a line of credit. The notes are secured by a personal guarantee from Richard Brock, Ian McDaniel and Mark Argenti.  The term loan originated on September 20, 2005 with a face value of $100,000 and requires monthly payments of principal and interest over a five year period maturing on September 20, 2010 and bears interest at 6.75%.  On June 30, 2009, MEV agreed to convert the outstanding balance on the line of credit to a term loan and repay it over a 15 month period maturing on September 20, 2010 with an interest rate of 6.5%.  During June, 2010 Richard Brock exercised his right as guarantor on these loans and satisfied the obligation to the bank.  This loan is currently a demand obligation due to Richard Brock. There was $40,040 outstanding at June 30, 2010 on this obligation.

NOTE 7.  CONVERTIBLE SECURED PROMISSORY NOTES

During the year ended June 30, 2009 the Entity issued debt instruments in the form of promissory notes with a face value of $600,000 (the “Notes”). The Notes carry interest at 12% and are due and payable in full at the earlier of either minimum equity financing of $1 million or one year. Interest can be received monthly or accrued and paid at maturity at the option of the holder. The Notes are secured by all assets of the Entity.

The holders of the Notes have the option, but not the obligation, to convert the outstanding principal into common stock at any time under any of the following terms: A conversion price of $.25 per share; a conversion price of 30% less than price per share obtained in the next round of financing completed by the Entity; a conversion price of 30% less than the price per share paid in the event of a sale of the Entity, or $0.13 per share in the event the Entity does not raise a minimum of $1 million in additional financing within one year of issuance.

The notes contain warrants to purchase shares valued at 20% of the face value of the note assuming a stock value of $0.25 per share and an exercise price of $0.001 per share. If the value of common stock at the time of conversion is less than $0.25, the payee shall receive additional warrants to bring the total value of warrants issued under this program to be equal to 20% of the face value of the Note. The Notes also included a beneficial conversion feature as the obligations can convert into equity for an exercise price less than the share price at the time of issuance at the option of the holder. Based on these features, the proceeds from debt were split between the value of the warrants and the debt. Further, the debt obligation must have value assigned to the beneficial conversion feature. These valuations cause the proceeds from these notes to be allocated to additional paid capital with $248,953 assigned to the value of the warrants and the remaining $351,047 assigned to the beneficial conversion feature. The face value of the debt will be accreted to interest expense over the 1-year term of the debt.  During the year ended June 30, 2010 and 2009, $342,479 and $257,521, respectively, was accreted to interest.

During the year ended June 30, 2010, the Entity and the holders of the Notes agreed to extend the terms of repayment for these notes.  The notes were either extended through August 1, 2010, March 31, or June 30, 2011.  Under the terms of the extensions, the holders were provided with additional consideration.  Those Note holders that extended through August were provided with additional shares of Common Stock and those that extended through 2011 received an increase in the interest rate from 12% to 13%.  Of the $590,000 outstanding as of June 30, 2010, $290,000, $95,000 and $205,000 matures on August 1, 2010, March 31 and June 30, 2011, respectively.

NOTE 8.   PROMISSORY NOTES

During the years ended June 30, 2010 and 2009 the Entity issued debt instruments in the form of promissory notes with a face value of $538,000 and $331,500, respectively (the “ PromissoryNotes”) and bear interest at 12%. These Promissory Notes were issued in two traunches.  Traunch I had an original face value of $231,500 and was due and payable one year from issuance.  Traunch I was issued during the fourth quarter of the year ended June 30, 2009 and therefore was originally due during the quarter ending June 30, 2010.  Traunch II has a face value of $638,000 and was originally due and payable on December 31, 2010.   Interest is paid monthly.

During the year ended June 30, 2010, the Entity and the Note holders agreed to extend the maturity dates on $531,500 of the Notes.  In consideration for the extension of terms the Entity agreed to increase the rate of interest on the Notes to 13%.  Of the $859,500 still outstanding on the Notes, $328,000, $312,000, and 519,500 are due on December 31, 2010, March 31 and June 30, 2011, respectively.

NOTE 9.  CAPITAL STOCK

The Entity’s authorized capital stock consists of 100,000,000 shares of Class A common with a par value of $0.001. 58,175,191 shares were outstanding as of June 30, 2010.

The Entity has effective registration with the SEC.  The Entity filed a form 15c2-11 with FINRA and requested permission to trade on the OTC Bulletin Board.  The Entity’s stock began trading on October 3, 2008.

In connection with the acquisition discussed in Note 1, three founders of the Entity received a total of 32,499,999 shares of Class A common stock in Vidaroo in exchange for their 95% (9,500 member units) ownership interest in E360.  The shares are restricted until and unless the registration of said shares for resale becomes effective and may not be sold without registration under the Securities Act or pursuant to an exemption from registration.

During the year ended June 30, 2010, the Entity issued a total of 6,960,841 shares of common stock. 3,029,038 shares were issued in satisfaction of options and warrants exercised, for consideration of $149,143; 2,434,465 were issued as Stock based compensation for employees valued at $887,795; 900,000 were issued directly to investors for consideration of $180,000; 539,338 were issued for professional services for consideration valued at $378,694; and 58,000 valued at $8,932 were issued in conjunction with the extension of the terms of Convertible Promissory Notes Payable.

During the year ended June 30, 2009, the Entity issued a total of 12,980,191 shares of common stock. 8,950,522 shares were issued in satisfaction of options and warrants exercised, for consideration of $368,587; 3,624,007 were issued in satisfaction of debt obligations for consideration of $337,401; 25,000 were issued directly to investors for consideration of $6,500; and 380,662 were issued for professional services for consideration valued at $353,305.

NOTE 10. STOCK BASED COMPENSATION

The Entity accounts for stock based compensation awards including employee stock options and warrants issued to external parties for newly issued awards as well as those modified, repurchased, or cancelled after the effective date, and to the unvested portion of awards outstanding as of the effective date.  The Entity uses the Black-Scholes option-pricing model to value its stock option and warrant grants.

The estimated fair value of each option or warrant grant is determined on the date of grant using Black-Scholes option pricing model.  The Black-Scholes model is dependent upon key inputs estimated by management, including the expected term of an option and the expected volatility of our common stock price over the expected term.  The Entity determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures.  The risk-free interest rate is based on the yield on zero-coupon U.S. treasury securities at the time of grant for a period commensurate with the expected term.  The expected volatility is calculated based on the historical experience of internet-related companies with a price volatility ranging from 42% to 117%.  We estimated our volatility to be 73% to 75%.

Compensation cost arising from non-vested stock granted to employees and from non-employees stock awards is recognized as expense using the graded vesting attribution method over the vesting period.  As of June 30, 2010, there was $300,865 of remaining unrecognized compensation cost related to non-vested stock; that cost is expected to be recognized over a weighted average period of 1.5 years.

During the years ended June 30, 2010 and 2009, the Entity issued shares as well as options and warrants for shares of stock in connection with the recruitment of directors, officers and employees as well as for professional service vendors.   Based on these activities, compensation cost of $1,146,799 and $1,269,516 was recognized in the years ended June 30, 2010 and 2009, respectively.

The following table summarizes the Entity’s stock options and warrants outstanding as of June 30, 2010 and 2009, as well as option and warrant activity during the twelve months then ended:

	Number of Shares Outstanding Under Options and Warrants	Weighted Average Exercise Price

Balance, June 30, 2008	10,000,001	0.08
Granted	5,500,000	0.14
Exercised	(9,220,962)	0.09

Balance, June 30, 2009	6,279,039	$0.14

Granted	4,956,325	0.30
Exercised	(3,029,038)	0.05
Forfeited or expired	410,278	0.58

Balance, June 30, 2010	7,796,048	$0.25

The weighted average fair value of options and warrants granted during the years ended June 30, 2010 and 2009 was $0.30 and $0.14 per share, respectively. The total intrinsic value of options exercised during the years ended June 30, 2010 and 2009, was $315,020 and $4,100,531, respectively. The aggregate intrinsic value of the outstanding options at June 30, 2010 and 2009 was $100,000 and 4,027,869.

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

The components of deferred tax assets are as follows:

	6/30/10	6/30/09

Accumulated Net loss	$8,082,315	$5,627,971

Valuation allowance	(8,082,315)	(5,627,971)

Net deferred tax assets	$–	$-

NOTE 12.  GOING CONCERN

The Entity became operational during the year ended June 30, 2009 and exited the development stage.  The Entity began to realize substantial revenue in year ended June 30, 2009 which grew in the year ended June 30, 2010.  Through June 30, 2010 the Entity has accumulated losses of $8,082,315.  The Entity expects to generate revenues from corporate clients and partners in the way of software licensing revenue, through the delivery of the client’s content, platform and technology via the internet as well as for its production services.

The Entity faces all the risks common to companies in their early stages of operations including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth.  In view of these conditions, the ability of the Entity to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Entity to obtain necessary financing to fund ongoing operations.  The Entity’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.  The future of the Entity hereafter will depend in large part on the Entity’s ability to monetize its investment in its technology and services, and successfully raise capital from external sources to pay for planned expenditures. The Entity continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business.  However, there are no assurances that any such financing can be obtained on acceptable terms, if at all.

NOTE 13.  SUBSEQUENT EVENTS

As disclosed in the Entity’s Form 8-K filed July 28, 2010, on July 23, 2010, Ms. Mary A. Spio resigned as President and Director of the Entity.

Effective July 1, 2010, the Entity discontinued paying interest to the holders of its Secured Promissory Note and Promissory Note holders, due to a shortfall in liquidity.  The Entity is reviewing this issue on an ongoing basis in an effort to resume these payments.  On August 1, 2010, $290,000 of the Entity’s Convertible Secured Promissory Notes were due for repayment or convertible into common stock.  These Notes have neither been repaid nor have they been converted into common stock.  The Entity is currently negotiating with the Holders to come to resolution.