Form 10-Q
period 2010-09-30
VIDAROO Corp
filed 2010-11-12
CIK 1418826

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 4, 2010 there were 65,807,505 outstanding shares of the Registrant's Common Stock, $.001 par value.

VIDAROO CORPORATION
SEPTEMBER 30, 2010 QUARTERLY REPORT ON FORM 10-Q

 VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	June 30, 2010
Assets

Current:
Cash and cash equivalents	$2,342	$8,509
Accounts Receivable	215,322	79,271
Other Current Assets	9,689	13,315
Deferred financing costs – current portion	44,125	64,279
Total Current Assets	271,478	165,374
Furniture and Equipment:
Computer equipment	86,930	86,930
Office furniture and fixtures	36,617	36,617
	123,547	123,547
Less Accumulated depreciation	(64,466)	(58,565)
Net Furniture and Equipment	59,081	64,982

Intangible Asset, Customer list, net of accumulated amortization	19,969	26,625

Other Assets – Deposits	14,651	14,651
Total Assets	$365,179	$271,632

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts Payable	$446,616	$380,351
Accrued Salaries	222,111	118,366
Deferred revenue	25,670	42,831
Convertible secured promissory notes	590,000	590,000
Promissory Notes and Notes payable-current portion	904,540	899,540
Total Current Liabilities and Total Liabilities	2,188,937	2,031,088

Stockholders' (Deficit) Equity:

Common stock, $.001 par value; 100,000,000 shares authorized;
65,807,505 and 65,136,032 issued and outstanding at September and June 30, 2010, respectively	65,808	65,137
Additional paid in capital	6,090,889	5,992,638
Accumulated Deficit	(8,245,328)	(8,082,315)

Total Stockholders’ Deficit of Vidaroo Corporation	(2,088,631)	(2,024,540)
Noncontrolling Interest	264,873	265,084
Total Stockholders’ Deficit	(1,823,758)	(1,759,456)
Total Liabilities and Stockholders’ Deficit	$365,179	$271,632

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	3 Months Ended	3 Months Ended
	9/30/10	9/30/09

REVENUES	$524,480	$383,790

Cost of Sales	(105,400)	(141,010)

Operating Margin	419,080	242,780

Operating Expenses
Selling, General and Administrative	440,178	508,811
Depreciation and Amortization	12,557	45,086
Stock based compensation	53,522	438,454
Total expenses	506,257	992,351

Loss from Operations	(87,177)	(749,571)

Interest expense	(76,047)	(221,158)

NET LOSS	(163,224)	(970,729)

Net Loss attributable to Noncontrolling Interest	211	19,103

NET LOSS TO COMMON SHAREHOLDERS OF VIDAROO CORPORATION	$(163,013)	$(951,626)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	65,407,562	58,212,863

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT/EQUITY
(UNAUDITED)

	Class A		Additional
	Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance at June 30, 2010	65,136,032	$65,137	$5,992,638	$(8,082,315)	$265,084	$(1,759,456)

Stock based compensation cost for Employees	144,473	144	53,378	-	-	53,522

Common stock issued for professional services	527,000	527	44,873	-	-	45,400

Net loss attributable to noncontrolling interest					(211)	(211)

Net loss	-	-	-	(163,013)	-	(163,013)

Balance at September 30, 2010	65,807,505	$65,808	$6,090,889	$(8,245,328)	$264,873	$(1,823,758)

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	3 Months Ended	3 Months Ended
	9/30/10	9/30/09
Cash Flows from Operating Activities:
Net loss	$(163,013)	$(951,626)
Adjustments to reconcile net loss to net cash used
by operating activities
Depreciation	5,901	4,572
Amortization	6,656	40,513
Amortization of deferred financing costs	20,154	32,459
Accretion of interest expense	-	151,232
Common stock and warrants issued for services to
Nonemployees	45,400	172,980
Stock-based compensation	53,522	438,454
Noncontrolling interest in loss of subsidiary	(211)	(19,103)
Net changes in:
Other current assets	3,626	(500)
Accrued Salaries	103,745	57,516
Accounts receivable	(136,051)	1,562
Accounts payable and accrued expenses	66,265	(104,667)
Deferred revenue	(17,161)	(13,267)
Net Cash Used By Operating Activities	(11,167)	(189,875)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	-	(6,313)

Net Cash Used By Investing Activities	-	(6,313)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes	5,000	289,000
Incurrence of deferred financing costs	-	(28,900)
Repayments of notes payable	-	(16,172)
Net Cash Provided By Financing Activities	5,000	243,928

Net (Decrease) Increase in Cash and Cash Equivalents	(6,167)	47,740

Cash and Cash Equivalents, Beginning	8,509	401

Cash and Cash Equivalents, Ending	$2,342	$48,141

Supplemental cash flow information:
Non-cash financing activities:
Deferred financing costs incurred	-	15,191
Non-cash investing and financing activities:		-
Other disclosures:
Interest Paid	9,766	25,019

See accompanying notes to consolidated financial statements.

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Vidaroo Corporation (“Vidaroo” or the “Entity”) and its consolidated subsidiaries, E360, LLC (E360) and Media Evolutions (MEV) is a video technology company.  The Entity performs professional video production, licenses its Online Video Platform (OVP) and serves advertising across its network of websites.  The Entity changed its name from Gen2Media Corporation to Vidaroo effective April 26, 2010.

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

The Entity has a network of websites using its OVP under licensing agreements that allow for the delivery of advertising.  The Entity either shares the inventory or revenue from the advertising units with its channel partners.  The Entity’s channel partners consist of content destination sites that have adequate critical mass to draw audiences of sufficient size to warrant delivery of advertising. While the Entity continues to generate revenue from legacy contracts, the Entity does not intend to pursue advertising as a future sales or growth strategy.

Basis of Presentation

Unaudited Interim Financial Statements
The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, as filed with the SEC on September 28, 2010 (the “2010 Annual Report”).

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

Long-Lived Assets
The Company evaluates the recoverability of its long−lived assets, including intangibles, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of long−lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. No impairment charges were incurred during the three months ended September 30, 2010 and 2009.

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

Earnings per Common share
Basic earnings per common share excludes potentially dilutive securities and is computed by dividing net earnings(loss) by the weighted average number of common shares outstanding during the period.  Fully diluted earnings per share are not displayed as the impact of including those shares would be anti-dilutive. For the quarters ended September 30, 2010 and 2009 the Company had 10,017,542 and 9,135,427 potentially dilutive common shares, respectively, which were not included in the calculation of diluted loss per share.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2010. The Entity uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial statements which include cash, trade receivables, borrowings, related party notes payable, accounts payable and accrued liabilities are valued using Level 1 inputs and are immediately available without market risk to principal. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

NOTE 5.  NOTES PAYABLE

In connection with the management agreement entered into with MEV, Vidaroo became obligated for the repayment of certain notes payable currently outstanding.  These notes originally consisted of a term loan and a line of credit. The notes were secured by a personal guarantee from Richard Brock, Ian McDaniel and Mark Argenti.  The term loan originated on September 20, 2005 with a face value of $100,000 and required monthly payments of principal and interest over a five year period maturing on September 20, 2010 and bears interest at 6.75%.  On June 30, 2009, MEV agreed to convert the outstanding balance on the line of credit to a term loan and repay it over a 15 month period maturing on September 20, 2010 with an interest rate of 6.5%.  During June, 2010, Richard Brock exercised his right as guarantor on these loans and satisfied the obligation to the bank.  This loan is currently a demand obligation to Richard Brock.  There was $40,040 outstanding at September 30, 2010 on this obligation.  A third party added $5,000 to this demand balance during the quarter ended September 30, 2010.

NOTE 6.  CONVERTIBLE SECURED PROMISSORY NOTES

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

The holders of the Notes have the option, but not the obligation, to convert the outstanding principal into common stock at any time under any of the following terms: A conversion price of $.25 per share; a conversion price of 30% less than price per share obtained in the next round of financing contemplated for $5 million to be completed by the Company; a conversion price of 30% less than the price per share paid in the event of a sale of the company, or $0.13 per share in the event the Company does not raise a minimum of $1 million in additional financing.

The notes contain warrants to purchase shares valued at 20% of the face value of the note assuming a stock value of $0.25 per share and an exercise price of $0.001 per share. If the value of common stock at the time of conversion is less than $0.25, the payee shall receive additional warrants to bring the total value of warrants issued under this program to be equal to 20% of the face value of the Note. The Notes also included a beneficial conversion feature as the obligations can convert into equity for an exercise price less than the share price at the time of issuance at the option of the holder. Based on these features, the proceeds from debt were split between the value of the warrants and the debt. Further, the debt obligation must have value assigned to the beneficial conversion feature. These valuations cause the proceeds from these notes to be allocated to additional paid capital with $248,953 assigned to the value of the warrants and the remaining $351,047 assigned to the beneficial conversion feature. The face value of the debt will be accreted to interest expense over the 1-year term of the debt.  During the quarter ended September 30, 2010 and 2009, $0 and $151,232, respectively was accreted to interest.

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

Effective July 1, 2010, the Entity discontinued paying interest to the holders of its Convertible Secured Promissory Note and Promissory Note holders, due to a shortfall in liquidity.  The Entity is reviewing this issue on an ongoing basis in an effort to resume these payments.  During October, 2010, the Entity made a partial payment on its interest obligation.

On August 1, 2010, $290,000 of the Entity’s Convertible Secured Promissory Notes were due for repayment or convertible into common stock.  These Notes have neither been repaid nor have they been converted into common stock.  The Entity is currently negotiating with the Holders to come to resolution.

NOTE 7.   PROMISSORY NOTES

During the years ended June 30, 2010 and 2009 and the quarters ended September 30, 2010 and 2009,  the Company issued debt instruments in the form of promissory notes with a face value of $620,500 (the “ Promissory Notes”) and bear interest at 12%. These Promissory Notes were issued in two traunches.  Traunch I has a face value of $231,500 and is due and payable one year from issuance.  Traunch I was issued during the fourth quarter of the year ended June 30, 2009, and was originally due during the quarter ending June 30, 2010.  Traunch II had an original face value of $638,000 and was originally due and payable on December 31, 2010.  Interest is paid monthly.

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

Effective July 1, 2010, the Entity discontinued paying interest to the holders of its Convertible Secured Promissory Note and Promissory Note holders, due to a shortfall in liquidity.  The Entity is reviewing this issue on an ongoing basis in an effort to resume these payments.  During October, 2010, the Entity made a partial payment on its interest obligation.

NOTE 8.  CAPITAL STOCK

The Company’s authorized capital stock consists of 100,000,000 shares of Class A common stock with a par value of $0.001. 65,807,505 shares were outstanding as of September 30, 2010.

The Company has previously filed a registration statement with the SEC that went effective July 11, 2008 and is therefore a reporting public company.  The Company filed a form 15c2-11 with FINRA and requested permission to trade on the OTC Bulletin Board.  The Company’s stock began trading on October 3, 2008.

NOTE 9. STOCK BASED COMPENSATION

During the quarters ended September 30, 2010 and 2009, the company issued options and warrants for 226,667 and 3,050,000, respectively, for shares of common stock, principally in connection with the recruitment and retention of directors, officers, and employees.  Based on these activities compensation cost of $53,522 and $438,454 was recognized in the quarters ended September 30, 2010 and 2009, respectively.  Unrecognized compensation cost related to unvested stock options and warrants at September 30, 2010 was $308,664 and are expected to be recognized over a weighted average period of 24 months.

	Number of Shares Outstanding Under Options and Warrants	Weighted Average Exercise Price

Balance, June30, 2009	6,279,039	0.14
Granted	4,956,325	0.30
Exercised	(3,029,038)	0.05
Forfeited or expired	(410,278)	0.58

Balance, June 30, 2010	7,796,048	0.25

Granted	226,667	0.05
Exercised	-	-
Forfeited or expired	-	-

Balance, September 30, 2010	8,022,715	$0.24

The total intrinsic value of options exercised during the quarters ended September 30, 2010 and 2009 and was $0. The aggregate intrinsic value of the outstanding options at September 30, 2010 and 2009 was $0 and $2,107,708, respectively.  The intrinsic value of options exercised during the quarters ended September 30, 2010 and 2009 was $0.

NOTE 10.  GOING CONCERN

Through September 30, 2010, the Company has accumulated losses of $8,245,328.  The Company expects to generate revenues from its SaaS platform and Production service offerings.  The Company will either receive a monthly fee for its software platform and engagement fees for its production services.

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

The components of deferred tax assets are as follows:

	9/30/10	6/30/10

Accumulated Net loss	$8,245,328	$8,082,315

Valuation allowance	(8,245,328)	(8,082,315)

Net deferred tax assets	$–	$-

NOTE 12. SUBSEQUENT EVENTS

On November 10, 2010, the Board appointed Micheal Morgan to the position of President. In conjunction with his appointment, Mr. Morgan was granted 6,940,005 additional options to purchase the Entity's common stock at fair value of $0.05 on that date. Mr. Morgan's employment contract was also extended for an additional two years through August 14, 2014.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009.  Our fiscal year runs from July 1 to June 30.

Revenue

Revenue increased $140,690 to $524,480 in the quarter ended September 30, 2010 as compared to 2009.  The year over year revenue increase relates to the fact that in the prior year the Entity did not generate revenue from SaaS as well as increased demand for its production services.

Cost of Sales

During the quarter the Company incurred cost of sales in conjunction with the direct provision of services to our clients.   These expenses consist of bandwidth to deliver licensing of the online video platform, serve advertising on the Vidaroo Network of websites, and professional support and production personnel as well as equipment to facilitate the provision of our production services.  Cost of sales decreased by $35,610 to $105,400 in the quarter ended September 30, 2010 as compared to 2009.  The decrease was due to a lower cost structure required for the current year production services.

Operating Margin

The operating margin generated by the services and technologies provided during the quarter ended September 30, 2010 increased by $176,300 to $419,080 in comparison to the quarter ended September 30, 2009.  The operating margin on the services and technologies produced an Operating Margin of 80%.  The established infrastructure and technology in place at the company allows the provision of our products and services to the marketplace at a low cost ratio for each new client engagement and licensing of the Entity’s software allowing for a strong margin.

Selling General and Administrative

Selling General and Administrative costs generally consist of salaries, professional fees, office expenses and other administrative costs.  These costs decreased by $68,633 to $440,178 for the quarter ended September 30, 2010.  This decrease relates primarily to reduced professional fees from the prior year specifically related to investor relations costs.

Stock based Compensation

Stock based compensation decreased by $384,932 to $53,522.  The expense associated with stock based compensation in the prior year quarter was due to lump sum stock awards for recruitment of certain officers whereas the current year quarter relates to ongoing recognition of vesting.

Interest expense

Interest expense decreased by $145,111 to $76,047.  The decrease is due to the noncash expense in the prior year relative to the the Secured Convertible Promissory Notes which amounted to $151,205 during the quarter ended September 30, 2009.

Net Loss

The net loss for the quarter ended September 30, 2010 decreased by $788,613 to $163,013.  The decrease in comparison to the prior year is due to increased revenue and operating margins while decreasing operating expenses.

Liquidity and Capital Resources

The Company had net working capital of $(1,917,459) at September 30, 2010, a degradation of $51,745 compared to June 30, 2010.

The Company has incurred losses since its inception.  The Company’s auditor has emphasized uncertainty regarding our ability to continue as a going concern in his audit report for the year ended June 30, 2010. As shown in the accompanying financial statements, the Company realized net losses from operations of $163,013 for the quarter ended September 30, 2010 resulting in an accumulated deficit of $8,245,328 as of September 30, 2010.

Other components of the Company’s working capital and changes therein are discussed as follows:

Cash and Cash Equivalents. For the three month period ended September 30, 2010, cash and cash equivalents decreased to $2,342 from $8,509 at June 30, 2010.

Cash Flows from Operating Activities. Net cash used by operating activities was $11,167 for the three months ended September 30, 2010, an improvement of $178,708 over the first quarter of the prior year.  The change in cash flows from operating activities is primarily attributable to the improvement in operating results.

Cash Flows from Financing Activities. Net cash provided by financing activities was $5,000 for the three months ended September 30, 2010.  This cash was generated from the issuance of additional indebtedness in the form of notes payable.

Noncash transactions.  During the quarter, the Company issued Common Stock and Warrants valued at $98,922 in exchange for professional services and for executive and staff compensation.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were ineffective due to the lack of segregation of duties and the lack of audit committee oversight. Upon the acquisition of adequate capital the Company intends to remediate the deficiencies through the deployment of additional personnel and implementation of an audit committee.

Management’s Quarterly Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of September 30, 2009 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of September 30, 2010.

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

VIDAROO CORPORATION

DATE: November 12, 2010	By:	/s/ Mark Argenti
Mark Argenti
Chief Executive Officer (principal executive officer)

	By:	/s/ Thomas Moreland
Thomas Moreland
Chief Financial Officer and Treasurer (Principal financial and accounting officer)