Form 10-Q
period 2010-12-31
VIDAROO Corp
filed 2011-02-14
CIK 1418826

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of February 14, 2011 there were 65,937,767 outstanding shares of the Registrant's Common Stock, $.001 par value.

VIDAROO CORPORATION
DECEMBER 31, 2010 QUARTERLY REPORT ON FORM 10-Q

 VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010 (Unaudited)	June 30, 2010
Assets

Current:
Cash and cash equivalents	$2,563	$8,509
Accounts receivable	107,063	79,271
Other current assets	11,991	13,315
Deferred financing costs – current portion	23,971	64,279
Total current assets	145,588	165,374
Furniture and equipment:
Computer equipment	112,297	109,295
Office furniture and fixtures	14,252	14,252
	126,549	123,547
Less Accumulated depreciation	(69,523)	(58,565)
Net furniture and equipment	57,026	64,982

Intangible asset, customer list, net of accumulated amortization	13,313	26,625

Other assets – deposits	14,651	14,651
Total assets	$230,578	$271,632

Liabilities and stockholders' deficit

Current liabilities:
Accounts payable	$433,257	$380,351
Accrued salaries	219,375	118,366
Deferred revenue	6,404	42,831
Convertible secured promissory notes	590,000	590,000
Promissory notes and notes payable-current portion	903,040	899,540
Total current liabilities and total liabilities	2,152,076	2,031,088

Stockholders' (deficit) equity:

Common stock, $.001 par value; 100,000,000 shares authorized;
65,935,767 and 65,136,032 issued and outstanding at December 31 and June 30, 2010, respectively	65,936	65,137
Additional paid in capital	6,350,248	5,992,638
Accumulated deficit	(8,602,555)	(8,082,315)

Total stockholders ' deficit of Vidaroo Corporation	(2,186,371)	(2,024,540)
Noncontrolling Interest	264,873	265,084
Total stockholders' deficit	(1,921,498)	(1,759,456)
Total liabilities and stockholders' deficit	$230,578	$271,632

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Quarter Ended	Quarter Ended	6 Months Ended	6 Months Ended
	12/31/10	12/31/09	12/31/10	12/31/09

REVENUES	$387,562	$246,973	$912,042	$630,763

Cost of sales	(112,601)	(43,237)	(218,001)	(184,247)

Operating margin	274,961	203,736	694,041	446,516

Operating expenses
Selling, general and administrative	333,937	487,209	774,115	996,020
Depreciation and amortization	11,712	47,403	24,269	92,489
Stock based compensation	249,890	237,262	303,412	675,716
Total expenses	595,539	771,874	1,101,796	1,764,225

Loss from operations	(320,578)	(568,138)	(407,755)	(1,317,709)

Interest expense	(36,649)	(224,694)	(112,696)	(445,852)

NET LOSS	(357,227)	(792,832)	(520,451)	(1,763,561)

Net loss attributable to noncontrolling interest	-	1,856	211	20,959

NET LOSS TO COMMON SHAREHOLDERS OF VIDAROO CORPORATION	$(357,227)	$(790,976)	$(520,240)	$(1,742,602)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING	65,858,106	61,334,881	65,710,508	59,614,117

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT/EQUITY
(UNAUDITED)

	Class A		Additional
	Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance at June 30, 2010	65,136,032	$65,137	$5,992,638	$(8,082,315)	$265,084	$(1,759,456)

Stock based compensation cost for employees	224,735	224	303,185	-	-	303,409

Common stock issued for professional services	575,000	575	54,425	-	-	55,000

Net loss attributable to noncontrolling interest					(211)	(211)

Net loss	-	-	-	(520,240)	-	(520,240)

Balance at December 31, 2010	65,935,767	$65,936	$6,350,248	$(8,602,555)	$264,873	$(1,921,498)

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	6 Months Ended	6 Months Ended
	12/31/10	12/31/09
Cash Flows from Operating Activities:
Net loss	$(520,240)	$(1,742,602)
Adjustments to reconcile net loss to net cash used
by operating activities
Depreciation	10,958	10,459
Amortization	13,312	82,030
Amortization of deferred financing costs	40,308	62,779
Accretion of interest expense	-	302,465
Accretion of accrued salaries	-	13,728
Common stock and warrants issued for services to
nonemployees	55,000	325,153
Stock-based compensation	303,409	675,716
Noncontrolling interest in loss of subsidiary	(211)	(20,959)
Net changes in:
Other current assets	1,324	692
Accrued Salaries	101,009	6,939
Accounts receivable	(27,792)	(94,384)
Accounts payable and accrued expenses	52,906	(67,285)
Deferred revenue	(36,427)	(26,880)
Net Cash Used By Operating Activities	(6,444)	(472,149)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(3,002)	(10,389)

Net Cash Used By Investing Activities	(3,002)	(10,389)

Cash Flows from Financing Activities:
Proceeds from common stock issuance		92,949
Proceeds from issuance of promissory notes	5,000	470,000
Incurrence of deferred financing costs	-	(47,000)
Repayments of notes payable	(1,500)	(30,017)
Net Cash Provided By Financing Activities	3,500	485,932

Net (Decrease) Increase in Cash and Cash Equivalents	(5,946)	3,394

Cash and Cash Equivalents, Beginning	8,509	401

Cash and Cash Equivalents, Ending	$2,563	$3,795

Supplemental cash flow information:
Non-cash Operating activities
Issuance of common stock in exchange for forgiveness of accounts payable	-	15,000
Issuance of common stock in exchange for forgiveness of accrued payroll	-	140,345
Non-cash financing activities:
Deferred financing costs incurred	-	15,919

Other disclosures:
Interest Paid	19,696	58,721

See accompanying notes to consolidated financial statements.

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Vidaroo Corporation (“Vidaroo” or the “Entity”) and its consolidated subsidiaries, E360, LLC (E360) and Media Evolutions (MEV), is a video technology company.  The Entity performs professional video production, licenses its Online Video Platform (OVP) and serves advertising across its network of websites.  The Entity changed its name from Gen2Media Corporation to Vidaroo effective April 26, 2010.

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

The Entity’s OVP is licensed under a Software-as-a-Service (“SaaS”) model.  The SaaS model allows the Company to generate monthly recurring revenue.  The OVP’s design and implementation became production ready in the year ended June 30, 2010.  Also in 2010, the Entity redesigned and launched its marketing interface (http://Vidaroo.com) and initiated an affiliate program for sales distribution. The Entity is currently revising this marketing site to include an automated interface that will allow for new clients to sign up for its software without human contact.  This anticipated growth pattern for this initiative is, at the current time, impossible to predict.  While the Entity cannot presently predict its growth, the initiation of the automated interface is expected to produce a highly scalable product offering.

The Entity has a network of websites using its OVP under licensing agreements that allow for the delivery of advertising.  The Entity either shares the inventory or revenue from the advertising units with its channel partners.  The Entity’s channel partners consist of content destination sites that have adequate critical mass to draw audiences of sufficient size to warrant delivery of advertising. While the Entity continues to generate revenue from legacy contracts, the Entity does not intend to pursue advertising as a future sales or growth strategy.  The Entity is in the process of converting this network of websites and the clients with such contracts to a paid SaaS licensing model.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
Revenue is generated from monthly subscription fees from subscribers to the OVP.  Revenue is recognized ratably over the contract period for each subscriber.  Revenue from production services is recognized upon completion of the client deliverable and there are no remaining significant obligations.  Revenue is also generated from advertising on the Vidaroo network of websites, fees and revenue sharing associated with the use of our OVP by our channel partners, the development of micro sites for clients, and services rendered in connection with the production of video content.  Revenue is recognized when services are rendered or advertising has been delivered in accordance with the terms of the agreement.

Website Platform
Website platform includes capitalized costs incurred during the application and infrastructure development stage.  Development of the website was completed in July 2007 and has been placed in service.  Website platform has an estimated useful life of 3 years and is being amortized over 36 months on a straight-time basis.  The website was fully amortized as of June 30, 2010.

Long-Lived Assets
The Company evaluates the recoverability of its long−lived assets, including intangibles, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of long−lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. No impairment charges were incurred during the three and six months ended December 31, 2010 and 2009.

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

Earnings per Common share
Basic earnings per common share excludes potentially dilutive securities and is computed by dividing net earnings(loss) by the weighted average number of common shares outstanding during the period.  Fully diluted earnings per share are not displayed as the impact of including those shares would be anti-dilutive.  For the quarters and six months ended December 31, 2010 and 2009 the Company had 16,823,409 and 6,936, 048, and14,321,903 and 8,300,001 potentially dilutive common shares, respectively, which were not included in the calculation of diluted loss per share.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010. The Entity uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial statements which include cash, trade receivables, borrowings, related party notes payable, accounts payable and accrued liabilities are valued using Level 1 inputs and are immediately available without market risk to principal. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

NOTE 5.  NOTES PAYABLE

In connection with the management agreement entered into with MEV, Vidaroo became obligated for the repayment of certain notes payable currently outstanding.  These notes originally consisted of a term loan and a line of credit. The notes were secured by a personal guarantee from Richard Brock, Ian McDaniel and Mark Argenti.  The term loan originated on September 20, 2005 with a face value of $100,000 and required monthly payments of principal and interest over a five year period maturing on September 20, 2010 and bears interest at 6.75%.  On June 30, 2009, MEV agreed to convert the outstanding balance on the line of credit to a term loan and repay it over a 15 month period maturing on September 20, 2010 with an interest rate of 6.5%.  During June, 2010, Richard Brock exercised his right as guarantor on these loans and satisfied the obligation to the bank.  This loan is currently a demand obligation to Richard Brock.  There was $40,040 outstanding at December 31, 2010 on this obligation.  A third party added $5,000 to this demand balance during the six months ended December 31, 2010.

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

The notes contain warrants to purchase shares valued at 20% of the face value of the note assuming a stock value of $0.25 per share and an exercise price of $0.001 per share. If the value of common stock at the time of conversion is less than $0.25, the payee shall receive additional warrants to bring the total value of warrants issued under this program to be equal to 20% of the face value of the Note. The Notes also included a beneficial conversion feature as the obligations can convert into equity for an exercise price less than the share price at the time of issuance at the option of the holder. Based on these features, the proceeds from debt were split between the value of the warrants and the debt. Further, the debt obligation must have value assigned to the beneficial conversion feature. These valuations cause the proceeds from these notes to be allocated to additional paid capital with $248,953 assigned to the value of the warrants and the remaining $351,047 assigned to the beneficial conversion feature. The face value of the debt will be accreted to interest expense over the 1-year term of the debt.  As of June 30, 2010, the entire balance on these notes was accreted to interest expense.

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

Effective July 1, 2010, the Entity discontinued paying interest to the holders of its Convertible Secured Promissory Note and Promissory Note holders, due to a shortfall in liquidity.   During quarter ended December 31, 2010, the Entity made partial payments on its interest obligation.

On August 1, 2010, $290,000 of the Entity’s Convertible Secured Promissory Notes were due for repayment or convertible into common stock.  These Notes have neither been repaid nor have they been converted into common stock.  The Entity is currently working to refinance the obligation.

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

Effective July 1, 2010, the Entity discontinued paying interest to the holders of its Convertible Secured Promissory Note and Promissory Note holders, due to a shortfall in liquidity.  During the quarter ended December 31, 2010, the Entity made a partial payments on its interest obligation.  While partial payments have been made during the past quarter, the Entity has not satisfied its obligation to repay principal at December 31, 2010 and is currently working to refinance that obligation.

NOTE 8.  CAPITAL STOCK

The Company’s authorized capital stock consists of 100,000,000 shares of Class A common stock with a par value of $0.001. 65,935,767 shares were outstanding as of December 31, 2010.
The Company has previously filed a registration statement with the SEC that went effective July 11, 2008 and is therefore a reporting public company.  The Company filed a form 15c2-11 with FINRA and requested permission to trade on the OTC Bulletin Board.  The Company’s stock began trading on October 3, 2008.

NOTE 9. STOCK BASED COMPENSATION

In November, 2009, the Board of Directors of the Entity approved the Vidaroo Corporation 2009 Non-Qualified Stock Option Plan.  The Plan permits the issuance of Stock Options to employees, officers and independent contractors of Vidaroo with flexibility provided to the vesting period and exercise period at the discretion of the board.  Vesting periods range from fully vested at the time of the award to 3 year vesting periods.  Exercise periods range from 5 years to infinite lives.  In addition to options issued under the Plan, the Entity has issued stock options and warrants outside of the Plan to its Officers and certain professional service providers.  Vesting and Exercise periods are similar for both types of Options and warrants issued.

During the quarter and six months ended December 31, 2010, the Company issued options and warrants for 6,960,005 and 7,186,672 shares, respectively of common stock, principally in connection with the recruitment and retention of directors, officers, and employees.  Additionally, during the quarter and six months ended December 31, 2009, the Company issued options and warrants for 2,046,325 and 4,096,325 shares, respectively of common stock, principally in connection with the recruitment of directors and officers.

Based on these activities compensation cost of $227,130 and $271,339 was recognized in the three and six months ended December 31, 2010, respectively, and $237,262 and $675,716 was recognized in the three and six months ended December 31, 2009, respectively.  Additionally, Common Stock and warrants issued to nonemployees for services generated cost of $45,400 and $55,000 in the three and six months ended December 31, 2010, respectively and $167,173 and $340,153 in the three and six months ended December 31, 2009, respectively. Unrecognized compensation cost related to unvested stock options and warrants at December 31, 2010 was $353,119 and are expected to be recognized over a weighted average period of 33 months.

	Number of Shares Outstanding Under Options and Warrants	Weighted Average Exercise Price

Balance, June30, 2009	6,279,039	0.14
Granted	4,956,325	0.30
Exercised	(3,029,038)	0.05
Forfeited or expired	(410,278)	0.58

Balance, June 30, 2010	7,796,048	0.25

Granted	7,186,672	0.05
Exercised	-	-
Forfeited or expired	(189,995)	0.17

Balance, December 31, 2010	14,792,725	$0.15
Exercisable, December 31, 2010	7,228,118	$0.23

A summary of the Company’s non-vested stock options is as follows:

	Number of shares	Weighted-Average Grant-Date Fair Value
Non-vested balance, June 30, 2010	2,410,815	$0.30

Granted	7,186,672	0.05
Vested	(1,932,899)	0.26
Forfeited/Expired	(100,000)	0.14

Non-vested balance, December 31, 2010	7,564,607	$0.07

The total intrinsic value of options exercised during the six months ended December 31, 2010 and 2009 and was $0 and $315,020, respectively.  The aggregate intrinsic value of the outstanding options at December 31, 2010 and 2009 was $0.

NOTE 10.  GOING CONCERN

Through December 31, 2010, the Company has accumulated losses of $8,602,555.  The Company expects to generate revenues from its SaaS platform and Production service offerings.  The Company will either receive a monthly fee for its software platform and engagement fees for its production services.

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

The components of deferred tax assets are as follows:

	12/31/10	6/30/10

Accumulated Net loss	$8,602,555	$8,082,315

Valuation allowance	(8,602,555)	(8,082,315)

Net deferred tax assets	$–	$-

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

The Entity’s OVP is licensed under a Software-as-a-Service (“SaaS”) model.  The SaaS model allows the Company to generate monthly recurring revenue.  The OVP’s design and implementation became production ready in the year ended June 30, 2010.  Also in 2010, the Entity redesigned and launched its marketing interface (http://Vidaroo.com) and initiated an affiliate program for sales distribution.  The Entity is currently revising this marketing site to include an automated interface that will allow for new clients to sign up for its software without human contact.  This anticipated growth pattern for this initiative is at the current time impossible to predict.  While the Entity cannot presently predict its growth, the initiation of the automated interface is expected to produce a highly scalable product offering.

The Entity has a network of websites using its OVP under licensing agreements that allow for the delivery of advertising.  The Entity either shares the inventory or revenue from the advertising units with its channel partners.  The Entity’s channel partners consist of content destination sites that have adequate critical mass to draw audiences of sufficient size to warrant delivery of advertising.  While the Entity continues to generate revenue from legacy contracts, the Entity does not intend to pursue advertising as a future sales or growth strategy.  The Entity is in the process of converting this network of websites and the clients with such contracts to a paid license SaaS model.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. References in this section to "Vidaroo Corporation," “Vidaroo,” the “Entity,” "Company," "we," "us," and "our" refer to Vidaroo Corporation and our direct and indirect subsidiaries on a consolidated basis unless the context indicates otherwise.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009.  Our fiscal year runs from July 1 to June 30.

Revenue

Revenue increased $140,589 to $387,562 and $281,279 to $912,042 in the three and six months ended December 31, 2010 as compared to 2009.  The year over year revenue increase relates to the fact that in the prior year the Entity generated minimal revenue from SaaS and had increased demand for its production services.

The Entity’s SaaS offerings for its Online Video Player (OVP) was launched in the quarter ended December 31, 2009 and grew from $10,000 in the six months ended December 31, 2009 to over $140,000 in the six months ended December 31, 2010.  The Entity expects to launch its automated interface for the OVP in the quarter ending March 31, 2011.  This initiative is expected to generate additional revenue growth in the upcoming quarters.

The Entity’s Production services have seen increased demand as services provided have been expanded to include video production for family entertainment in addition to large scale musical performances.

Cost of Sales

During the quarter the Company incurred cost of sales in conjunction with the direct provision of services to our clients.   These expenses consist of bandwidth to deliver licensing of the online video platform, serve advertising on the Vidaroo Network of websites, and professional support and production personnel as well as equipment to facilitate the provision of our production services.  Cost of sales increased by $69,364 to $112,601 and $33,754 to 218,001 in the three and six months ended December 31 2010, as compared to 2009.  The increase was due to greater revenue volume in the current year.

Operating Margin

The operating margin generated by the services and technologies provided increased by $71,225 to $274,961 and $274,555 to $694,071 during the three and six months ended December 31, 2010 in comparison to 2009.  The operating margin on the services and technologies produced an Operating Margin of 70.1% and 76.1% in the three and six months ended December 31, 2010.  These margins are slightly lower than the prior year as the variable cost of maintaining the Entity’s legacy advertising network while converting those clients to a SaaS model has dragged the overall margin down.  While the legacy costs have created a slightly lower margin, the established infrastructure and technology in place at the Entity continues to allow the provision of our products and services to the marketplace at a low cost ratio for each new client.

Selling General and Administrative

Selling General and Administrative costs generally consist of salaries, professional fees, office expenses and other administrative costs.  These costs decreased by $153,272 to $333,937 and $221,905 to $774,115 for the three and six months ended December 31, 2010.  This decrease relates primarily to reduced professional fees from the prior year specifically related to investor relations costs as those costs were down $158,574 and $657,387 in the three and six months respectively.

Stock based Compensation

Stock based compensation increased by $12,608 in the three months ended December 31, 2010 and decreased by $372,304 to $303,412 in the six months ended December 31, 2010 as compared to 2009.  The expenses associated with stock based compensation in both the current and prior year periods was related to recruitment and retention of corporate officers.  The current year periods are lower due predominantly to the lower share price in the current period resulting in a lower Black-Scholes valuation for the stock options awarded and vested.

Interest expense

Interest expense decreased by $188,045 to $36,649 and $333,156 to $112,696.  The decrease is due to the noncash expense in the prior year relative to the Secured Convertible Promissory Notes which amounted to $151,205 and $302,465 during the three and six months ended December 31, 2009.

Net Loss

The net loss decreased by $433,669 to $357,227 and $1,222,362 to $520,240 for the three and six months ended December 31, 2010 as compared to 2009.  The decrease in comparison to the prior year is due to increased revenue and operating margins while decreasing operating and interest expenses.

Liquidity and Capital Resources

The Company had net working capital of $(2,006,488) at December 31, 2010, a degradation of $140,774 compared to June 30, 2010.

The Company has incurred losses since its inception.  The Company’s auditor has emphasized uncertainty regarding our ability to continue as a going concern in his audit report for the year ended June 30, 2010. As shown in the accompanying financial statements, the Company realized net losses from operations of $520,239 for the six months ended December 31, 2010 resulting in an accumulated deficit of $8,602,555 as of December 31, 2010.

As of December 31, 2010, the Entity had $616,500 of Convertible Secured Promissory Notes and Promissory Notes due and payable that has not been repaid and is currently in default.  The Entity is working to refinance these obligations.

Other components of the Company’s working capital and changes therein are discussed as follows:

Cash and Cash Equivalents. For the three month period ended December 31, 2010, cash and cash equivalents decreased to $2,563 from $8,509 at June 30, 2010.

Cash Flows from Operating Activities. Net cash used by operating activities was $6,444 for the six months ended December 31, 2010, an improvement of $465,705 over the first six months of the prior year.  The change in cash flows from operating activities is primarily attributable to the improvement in operating results as well as an emphasis on managing the working capital activities of the Entity.

Cash Flows from Financing Activities. Net cash provided by financing activities was $3,500 for the three months ended September 30, 2010.  This cash was generated from the issuance of additional indebtedness in the form of notes payable, net of repayments.

Noncash transactions.  During the quarter, the Company issued Common Stock and options valued at $358,409 in exchange for professional services and for executive and staff compensation.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were ineffective due to the lack of segregation of duties and the lack of audit committee oversight. Upon the acquisition of adequate capital the Company intends to remediate the deficiencies through the deployment of additional personnel and implementation of an audit committee.

Management’s Quarterly Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of December 31, 2010 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report. As required by SEC Rule 13a-15(b), our company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

None.

PART II
OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS

In August 2010, the Entity, along with its subsidiary, E360, LLC, were served with a complaint (the "Complaint") by plaintiff Sand Lake Imagining, LLP and Stephen M. Bravo. The Complaint alleges the non-exempt sale of certain securities of E360, and seeks the rescission of the sale of such securities. The Entity has responded to the Complaint , and intends to vigorously defend the claim.

ITEM 1A. RISK FACTORS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As of December 31, 2010, the Entity has $590,000 of Convertible secured promissory notes and $859,500 of Promissory notes outstanding.  $385,000 of the Convertible secured promissory notes and $328,000 of the Promissory Notes was due and unpaid as of December 31, 2010.  Additionally during the six months ended December 31, 2010, the Entity did not pay interest at the stated face amount of the obligation which has resulted in unpaid accrued interest of $68,134.

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

VIDAROO CORPORATION

DATE: February 14, 2011	By:	/s/ Mark Argenti
Mark Argenti
Chief Executive Officer (principal executive officer)

	By:	/s/ Thomas Moreland
Thomas Moreland
Chief Financial Officer and Treasurer (Principal financial and accounting officer)