Form 10-Q
period 2011-03-31
VIDAROO Corp
filed 2011-05-16
CIK 1418826

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 333-147932

VIDAROO CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	26-1358844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 N. Highland Ave, Winter Garden, FL	34787
(Address of principal executive offices)	(Zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 16, 2011 there were 66,080,196 outstanding shares of the Registrant's Common Stock, $.001 par value.

VIDAROO CORPORATION
MARCH 31, 2011 QUARTERLY REPORT ON FORM 10-Q

 VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	June 30, 2010
Assets

Current:
Cash and cash equivalents	$30,119	$8,509
Accounts receivable	70,334	79,271
Other current assets	11,244	13,315
Deferred financing costs	4,255	64,279
Total current assets	115,952	165,374
Furniture and equipment:
Computer equipment	114,582	109,295
Office furniture and fixtures	14,252	14,252
	128,834	123,547
Less Accumulated depreciation	(78,130)	(58,565)
Net furniture and equipment	50,704	64,982

Intangible asset, customer list, net of accumulated amortization	6,657	26,625

Other assets – deposits	14,651	14,651
Total assets	$187,964	$271,632

Liabilities and stockholders' deficit

Current liabilities:
Accounts payable	$381,075	$313,967
Accrued salaries	285,400	118,366
Deferred revenue	36,439	42,831
Accrued interest	199,167	66,384
Convertible secured promissory notes	590,000	590,000
Promissory notes and notes payable	903,040	899,540
Total current liabilities and total liabilities	2,395,121	2,031,088

Stockholders' (deficit) equity:

Common stock, $.001 par value; 100,000,000 shares authorized;
66,080,196 and 65,136,032 issued and outstanding at March 31, 2011 and June 30, 2010, respectively	66,080	65,137
Additional paid in capital	6,405,838	5,992,638
Accumulated deficit	(8,943,948)	(8,082,315)

Total stockholders ' deficit of Vidaroo Corporation	(2,472,030)	(2,024,540)
Noncontrolling Interest	264,873	265,084
Total stockholders' deficit	(2,207,157)	(1,759,456)
Total liabilities and stockholders' deficit	$187,964	$271,632

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Quarter Ended	Quarter Ended	9 Months Ended	9 Months Ended
	3/31/11	3/31/10	3/31/11	3/31/10

REVENUES	$279,682	$413,272	$1,191,724	$1,044,036

Cost of sales	(73,363)	(137,241)	(291,364)	(321,488)

Operating margin	206,319	276,031	900,360	722,548

Operating expenses
Selling, general and administrative	399,061	376,129	1,173,269	1,372,146
Depreciation and amortization	15,264	46,413	39,533	138,902
Stock based compensation	53,734	64,189	357,143	739,907
Total expenses	468,059	486,731	1,569,945	2,250,955

Loss from operations	(261,740)	(210,700)	(669,585)	(1,528,407)

Interest expense	(79,653)	(107,580)	(192,259)	(553,434)

NET LOSS	(341,393)	(318,280)	(861,844)	(2,081,841)

Net loss attributable to noncontrolling interest	-	693	211	21,652

NET LOSS TO COMMON SHAREHOLDERS OF VIDAROO CORPORATION	$(341,393)	$(317,587)	$(861,633)	$(2,060,189)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING	66,072,777	61,334,881	65,816,104	61,124,217

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT/EQUITY
(UNAUDITED)

	Class A		Additional
	Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance at June 30, 2010	65,136,032	$65,137	$5,992,638	$(8,082,315)	$265,084	$(1,759,456)

Stock based compensation cost for employees	319,164	318	356,825	-	-	357,143

Common stock issued for professional services	625,000	625	56,375	-	-	57,000

Net loss attributable to noncontrolling interest	-	-	-	-	(211)	(211)

Net loss	-	-	-	(861,633)	-	(861,633)

Balance at March 31, 2011	66,080,196	$66,080	$6,405,838	$(8,943,948)	$264,873	$(2,207,157)

See accompanying notes to consolidated financial statements.

 VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	9 Months Ended	9 Months Ended
	3/31/11	3/31/10
Cash Flows from Operating Activities:
Net loss	$(861,633)	$(2,060,189)
Adjustments to reconcile net loss to net cash used
by operating activities
Depreciation	19,565	16,359
Amortization	19,968	122,543
Amortization of deferred financing costs	60,024	86,615
Accretion of interest expense	-	332,479
Accretion of accrued salaries	19,448	20,592
Common stock and warrants issued for services to
nonemployees	57,000	334,154
Stock-based compensation	357,143	739,907
Noncontrolling interest in loss of subsidiary	(211)	(21,652)
Net changes in:
Other current assets	2,071	(1,008)
Accounts receivable	8,937	(45,494)
Deposits	-	1,551
Accrued Salaries	147,586	(14,945)
Accounts payable and accrued expenses	67,108	(122,579)
Accrued interest	132,783	21,449
Deferred revenue	(6,392)	(11,319)
Net Cash Provided By (Used By) Operating Activities	23,397	(601,537)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(5,287)	(11, 760)

Net Cash Used By Investing Activities	(5,287)	(11,760)

Cash Flows from Financing Activities:
Proceeds from common stock issuance and option exercise	-	227,949
Proceeds from issuance of promissory notes	5,000	538,000
Incurrence of deferred financing costs	-	(53,800)
Repayments of notes payable	(1,500)	(39,864)
Net Cash Provided By Financing Activities	3,500	672,285

Net Increase in Cash and Cash Equivalents	21,610	58,988

Cash and Cash Equivalents, Beginning	8,509	401

Cash and Cash Equivalents, Ending	$30,119	$59,389

Supplemental cash flow information:
Non-cash Operating activities
Issuance of common stock in exchange for forgiveness of accounts payable	-	15,000
Issuance of common stock in exchange for forgiveness of accrued payroll	-	140,345
Non-cash financing activities:
Deferred financing costs incurred	-	20,539
Issuance of common stock in exchange for extension of maturity date of indebtedness	-	8,932
Non-cash financing and investing activities:
Issuance of common stock in exchange for employee and related party indebtedness	-	140,345
Other disclosures:
Interest Paid	19,696	99,171

See accompanying notes to consolidated financial statements.

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Vidaroo Corporation (“Vidaroo” or the “Entity”) and its consolidated subsidiaries, E360, LLC (E360) and Media Evolutions (MEV), is a video technology company.  The Entity performs professional video production, and licenses its Online Video Platform (OVP).  The Entity changed its name from Gen2Media Corporation to Vidaroo effective April 26, 2010.

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

The Entity’s OVP is licensed under a Software-as-a-Service (“SaaS”) model.  The SaaS model allows the Entity to generate monthly recurring revenue.  The OVP’s design and implementation became production ready in the year ended June 30, 2010.  Also in 2010, the Entity redesigned and launched its marketing interface (http://Vidaroo.com) and initiated an affiliate program for sales distribution. The Entity has most recently updated this marketing site and added an automated interface that will allow for new clients to sign up for its software without human contact.  This anticipated growth pattern for this initiative is, at the current time, impossible to predict.  While the Entity cannot presently predict its growth, the initiation of the automated interface is expected to produce a highly scalable product offering.

The Entity previously had a network of websites using its OVP under licensing agreements that allow for the delivery of advertising.  The Entity either shared the inventory or revenue from the advertising units with its channel partners.  The Entity’s channel partners consisted of content destination sites that were intended to generate revenue through the delivery of advertising.  The Entity was not successful in generating adequate advertising revenue from this network. The Entity has converted this network of websites and the clients with such contracts to a paid SaaS licensing model or allowed the legacy contracts to lapse, and does not intend to pursue advertising as a future sales or growth strategy.

Basis of Presentation

Unaudited Interim Financial Statements
The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the Entity’s Annual Report on Form 10-K for the year ended June 30, 2010, as filed with the SEC on September 28, 2010 (the “2010 Annual Report”).

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

Long-Lived Assets
The Entity evaluates the recoverability of its long−lived assets, including intangibles, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of long−lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. No impairment charges were incurred during the three and nine months ended March 31, 2011 and 2010.

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

Earnings per Common share
Basic earnings per common share excludes potentially dilutive securities and is computed by dividing net earnings(loss) by the weighted average number of common shares outstanding during the period.  Fully diluted earnings per share are not displayed as the impact of including those shares would be anti-dilutive.  For the three and nine months ended March 31, 2011 the Entity had 19,666,454 and 16,309,352, respectively, and for the three and nine months ended March 31, 2010 had 7,401,923 and 6,562,224, respectively, of potentially dilutive common shares which were not included in the calculation of diluted loss per share.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2011. The Entity uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial statements which include cash, trade receivables, borrowings, related party notes payable, accounts payable and accrued liabilities are valued using Level 1 inputs and are immediately available without market risk to principal. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

NOTE 3. RECENT ACCOUNTING STANDARDS

On October 1, 2009, the Entity adopted FASB ASC Topic 805 (ASC 805), “Business Combinations,” which generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Entity, ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The adoption of ASC 805 did not have a material impact on the Entity’s consolidated financial statements.

On October 1, 2009, the Entity adopted FASB ASC Topic 820-10 (ASC 820-10), “Fair Value Measurements and Disclosures,” for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820-10 did not have a material impact on the Entity’s consolidated financial statements.

In August 2009, the FASB issued Accounting standards Update 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” to amend FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” to provide guidance on the measurement of liabilities at fair value.  The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets.  If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles.  The Entity adopted the guidance in 2009, and there was no material impact on the Entity’s consolidated financial statements or related footnotes.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) and a new Hierarchy of Generally Accepted Accounting Principles which establishes only two levels of GAAP: authoritative and nonauthoritative. The Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Entity adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. The application of the Codification did not have an impact on the Entity’s consolidated financial statements; however, all references to authoritative accounting literature will now be references in accordance with the Codification.

In May 2009, the FASB issued authoritative guidance for subsequent events, now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  The guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and whether this date represents the date the financial statements were issued or were available to be issued.  The Entity adopted this guidance in 2009 with no significant impact on the Entity’s consolidated financial statements or related footnotes.

In April 2009, the FASB provided additional guidance for estimating fair value in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” when the volume and level of activity for the asset or liability have significantly decreased.  This additional guidance re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept and clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability. This guidance also provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this guidance does not include assets and liabilities measured under quoted prices in active markets.  This guidance is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009.  The adoption of the provisions of this guidance did not have any material impact on the Entity’s consolidated financial statements.

In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, now codified in FASB ASC Topic 825-10-65, “Interim Disclosures about Fair Value of Financial Instruments,” which amends U.S. GAAP to require entities to disclose the fair value of financial instruments in all interim financial statements.  The additional requirements of this guidance also require disclosure of the method(s) and significant assumptions used to estimate the fair value of those financial instruments.  Previously, these disclosures were required only in annual financial statements.  The additional requirements of this guidance are effective for interim reporting periods ending after June 15, 2009.  The adoption of the additional requirements did not have any financial impact on the Entity’s consolidated financial statements.

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

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (ASU 2010-06), to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements.  The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010.  The adoption of the additional requirements is not expected to have any financial impact on the Entity’s financial statements.

In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-17, “Consolidations (FASB ASC Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or the Entity’s fiscal year beginning October 1, 2010. Early application is not permitted. We have not yet determined the impact, if any, which of the provisions of ASU 2009-15 may have on the Entity’s consolidated financial statements.

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

NOTE 5.  NOTES PAYABLE

In connection with the management agreement entered into with MEV, Vidaroo became obligated for the repayment of certain notes payable currently outstanding.  These notes originally consisted of a term loan and a line of credit. The notes were secured by a personal guarantee from Richard Brock, Ian McDaniel and Mark Argenti.  The term loan originated on September 20, 2005 with a face value of $100,000 and required monthly payments of principal and interest over a five year period maturing on September 20, 2010 and bears interest at 6.75%.  On June 30, 2009, MEV agreed to convert the outstanding balance on the line of credit to a term loan and repay it over a 15 month period maturing on September 20, 2010 with an interest rate of 6.5%.  During June, 2010, Richard Brock exercised his right as guarantor on these loans and satisfied the obligation to the bank.  This loan is currently a demand obligation to Richard Brock.  There was $40,040 outstanding at March 31, 2011 on this obligation.  A third party added $5,000 to this demand balance during the nine months ended March 31, 2011 bringing the total balance outstanding to $45,040 at March 31, 2011.

NOTE 6.  CONVERTIBLE SECURED PROMISSORY NOTES

During the year ended June 30, 2009, the Entity issued debt instruments in the form of promissory notes (the “Notes”). The Notes carry interest at 12% and were due and payable in full at the earlier of either minimum equity financing of $1 million or one year. Interest can be received monthly or accrued and paid at maturity at the option of the holder. The Notes are secured by all assets of the Entity.

The holders of the Notes have the option, but not the obligation, to convert the outstanding principal into common stock at any time under any of the following terms: A conversion price of $.25 per share; a conversion price of 30% less than price per share obtained in the next round of financing contemplated for $5 million to be completed by the Entity; a conversion price of 30% less than the price per share paid in the event of a sale of the Entity, or $0.13 per share in the event the Entity does not raise a minimum of $1 million in additional financing.

The notes contained warrants to purchase shares valued at 20% of the face value of the note assuming a stock value of $0.25 per share and an exercise price of $0.001 per share. All outstanding warrants related to these obligations have been exercised.  If the value of common stock at the time of conversion is less than $0.25, the payee shall receive additional warrants to bring the total value of warrants issued under this program to be equal to 20% of the face value of the Note. The Notes also included a beneficial conversion feature as the obligations can convert into equity for an exercise price less than the share price at the time of issuance at the option of the holder. Based on these features, the proceeds from debt were split between the value of the warrants and the debt. Further, the debt obligation must have value assigned to the beneficial conversion feature. These valuations cause the proceeds from these notes to be allocated to additional paid capital with $248,953 assigned to the value of the warrants and the remaining $351,047 assigned to the beneficial conversion feature. The face value of the debt will be accreted to interest expense over the 1-year term of the debt.  As of June 30, 2010, the entire balance on these notes was accreted to interest expense.

During the year ended June 30, 2010, the Entity and the holders of the Notes agreed to extend the terms of repayment for these notes.  The notes were either extended through August 1, 2010, March 31, or June 30, 2011.  Under the terms of the extensions, the holders were provided with additional consideration.  Those Note holders that extended through August were provided with additional shares of Common Stock and those that extended through 2011 received an increase in the interest rate from 12% to 13%.  Of the $590,000 outstanding as of June 30, 2010, $290,000, and $95,000 matured on August 1, 2010, and March 31, respectively with the remaining $205,000 maturing on June 30, 2011.

Effective July 1, 2010, the Entity discontinued paying interest to the holders of its Convertible Secured Promissory Note and Promissory Note holders, due to a shortfall in liquidity.   During quarter ended December 31, 2010, the Entity made partial payments on its interest obligation but has not made an interest payment since January 1, 2011.

As stated, $385,000 of the Entity’s Convertible Secured Promissory Notes are overdue for repayment or convertible into common stock.  These Notes have neither been repaid nor have they been converted into common stock.  The Entity is currently working to refinance the obligation.

NOTE 7.   PROMISSORY NOTES

During the years ended June 30, 2010 and 2009 and,  the Entity issued debt instruments in the form of promissory notes with a face value of $620,500 (the “ Promissory Notes”) and bear interest at 12%. These Promissory Notes were issued in two traunches.  Traunch I has a face value of $231,500 and was due and payable one year from issuance.  Traunch I was issued during the fourth quarter of the year ended June 30, 2009, and was originally due during the quarter ending June 30, 2010.  Traunch II had an original face value of $638,000 and was originally due and payable on December 31, 2010.  Interest is required to be paid monthly.

During the year ended June 30, 2010, the Entity and certain of the Note holders agreed to extend the maturity dates on $531,500 of the Notes.  In consideration for the extension of terms, the Entity agreed to increase the rate of interest on the Notes to 13%.  Of the $859,500 still outstanding on the Notes, $328,000 and $312,000, and were due on December 31, 2010 and March 31, 2011 respectively and $519,500 is due on June 30, 2011.  The entity is currently working to refinance these obligations.

Effective July 1, 2010, the Entity discontinued paying interest to the holders of its Convertible Secured Promissory Note and Promissory Note holders, due to a shortfall in liquidity.  During the quarter ended December 31, 2010, the Entity made partial payments on its interest obligation, but has not made a payment since January 1, 2011.

NOTE 8.  CAPITAL STOCK

The Entity’s authorized capital stock consists of 100,000,000 shares of Class A common stock with a par value of $0.001. 66,080,196 shares were outstanding as of March 31, 2011.

The Entity has previously filed a registration statement with the SEC that went effective July 11, 2008 and is therefore a reporting public company.  The Entity filed a form 15c2-11 with FINRA and requested permission to trade on the OTC Bulletin Board.  The Entity’s stock began trading on October 3, 2008.  The registration statement is no longer effective due to the passage of time.

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

During the three and nine months ended March 31 2011, the Entity issued options and warrants for 20,000 and 7,206,672 shares, respectively of common stock, principally in connection with the recruitment and retention of directors, officers, and employees.  Additionally, during the three and nine months ended March 31, 2010, the Entity issued options and warrants for 635,000 and 4,731,325 shares, respectively of common stock, principally in connection with the recruitment of directors and officers.

Based on these activities compensation cost of $39,192 and $310,351 was recognized in the three and nine months ended March 31, 2011, respectively, and $249,889 and $739,905 was recognized in the three and nine months ended March 31, 2010, respectively.  Additionally, Common Stock and warrants issued to nonemployees for services generated cost of $2,000 and $57,000 in the three and nine months ended March 31, 2011, respectively and $9,600 and $349,153 in the three and nine months ended March 31, 2010, respectively. Unrecognized compensation cost related to unvested stock options and warrants at March 31, 2011 was $314,484 and is expected to be recognized over a weighted average period of 30 months.

	Number of Shares Outstanding Under Options and Warrants	Weighted Average Exercise Price

Balance, June30, 2009	6,279,039	0.14
Granted	4,956,325	0.30
Exercised	(3,029,038)	0.05
Forfeited or expired	(410,278)	0.58

Balance, June 30, 2010	7,796,048	0.25

Granted	7,206,672	0.05
Exercised	-	-
Forfeited or expired	(189,995)	0.17

Balance, March 31, 2011	14,812,725	$0.15
Exercisable, March 31, 2011	7,901,374	$0.22

A summary of the Entity’s non-vested stock options is as follows:

	Number of shares	Weighted-Average Grant-Date Fair Value
Non-vested balance, June 30, 2010	2,410,815	$0.30

Granted	7,206,672	0.05
Vested	(2,606,155)	0.21
Forfeited/Expired	(100,000)	0.14

Non-vested balance, March 31, 2011	6,911,351	$0.07

The total intrinsic value of options exercised during the nine months ended March 31, 2011 and 2010 and was $0 and $315,020, respectively.  The aggregate intrinsic value of the outstanding options at March 31, 2011 and 2010 was $0.

NOTE 10.  GOING CONCERN

Through March 31, 2011, the Entity has accumulated losses of $8,943,948.  The Entity expects to generate revenues from its SaaS platform and Production service offerings.  The Entity will either receive a monthly fee for its software platform and engagement fees for its production services.

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

The components of deferred tax assets are as follows:

	3/31/11	6/30/10

Accumulated Net loss	$8,943,948	$8,082,315

Valuation allowance	(8,943,948)	(8,082,315)

Net deferred tax assets	$–	$-

NOTE 12. CONTRACTUAL OBLIGATIONS

Given the cash flow difficulties of the Entity, there are various contractual obligations under which the Entity has not met its economic requirements.  The economic impact of these instances of noncompliance have been accounted for in the Entity’s Consolidated Financial Statements.  Management does not believe that any of the individual instances of noncompliance other than those disclosed herein would have a material adverse effect on the Entity and therefore require further disclosure.

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

The Entity’s OVP is licensed under a Software-as-a-Service (“SaaS”) model.  The SaaS model allows the Entity to generate monthly recurring revenue.  The OVP’s design and implementation became production ready in the year ended June 30, 2010.  Also in 2010, the Entity redesigned and launched its marketing interface (http://Vidaroo.com) and initiated an affiliate program for sales distribution.  The Entity has most recently updated this marketing site and added an automated interface that will allow for new clients to sign up for its software without human contact.  This anticipated growth pattern for this initiative is at the current time impossible to predict.  While the Entity cannot presently predict its growth, the initiation of the automated interface is expected to produce a highly scalable product offering.

The Entity previously had a network of websites using its OVP under licensing agreements that allow for the delivery of advertising.  The Entity either shared the inventory or revenue from the advertising units with its channel partners.  The Entity’s channel partners consist of content destination sites that were intended to generate revenue through the delivery of advertising.  The Entitiy was not successful in generating adequate advertising from this network.  The Entity is in the process of converting this network of websites and the clients with such contracts to a paid license SaaS model, or allowed the legacy contracts to lapse, and does not intend to pursue advertising as a future sales or growth strategy.

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

This quarterly report contains forward looking statements relating to our Entity's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects," "intends," "believes," "anticipates," "may," "could," "should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE AND NINE MONTHS ENDED MARCH 31, 2010.  Our fiscal year runs from July 1 to June 30.

Revenue

Revenue decreased $133,590 to $279,682 and increased $147,688 to $1,191,724 in the three and nine months ended March 31, 2011 as compared to 2010.  The year over year revenue decrease is due to lower production revenue in the current year.  The decrease in production revenue of approximately $195,000 was offset by an increase in licensing revenue of approximately $80,000.

While revenue for the quarter indicates a decrease, year to date continues to show growth.  The year to date trend exists in both production and licensing revenue.  While production revenue tends to be episodic and therefore more vulnerable to a lull in demand in any given quarter, the licensing model produces recurring revenue that has shown growth in each quarter since its launch last year. As of May 6, 2011, the Entity has $40,261 of monthly recurring revenue under contract.

Cost of Sales

During the quarter and nine months, the Entity incurred cost of sales in conjunction with the direct provision of services to our clients.   These expenses consist of bandwidth to deliver licensing of the online video platform, serve advertising on the Vidaroo Network of websites, and professional support and production personnel as well as equipment to facilitate the provision of our production services.  Cost of sales decreased by $63,878 to $73,363 and $30,124 to 291,364 in the three and nine months ended March 31 2011, respectively.  The decrease in the quarter is largely tied to lower production costs directly tied to decreased revenue while the decrease in the year to date results is a function of lower costs in the current year production engagements in comparison to the prior year.

Operating Margin

The operating margin generated by the services and technologies provided decreased by $69,712 to $206,309 and increased $177,812 to $900,360 during the three and nine months ended March 31, 2011, respectively.  The operating margin on the services and technologies produced an Operating Margin of 73.8% and 75.6% in the three and nine months ended March 31, 2011 as compared to 66.8% and 69.2 for the three and nine months ended March 31, 2010.  The improvement is due to the higher cost structure of production engagements in the prior year due to greater need for hardware and additional personnel associated with those engagements.

Selling General and Administrative

Selling General and Administrative costs generally consist of salaries, professional fees, office expenses and other administrative costs.  These costs increased by $22,932 to $399,061 and decreased $198,877 to $1,173,269 for the three and nine months ended March 31, 2011, respectively.  The increase in the costs for the quarter are the combination of an accrual of $75,000 regarding the early termination of leased space offset by an overall decrease in costs of approximately $52,000.  The overall decrease in costs is the result of organization wide focus on reducing infrastructure related expenses.  These reductions include cloud computing infrastructure, certain marketing expenses related to the legacy network of websites and capital activities.  While a majority of costs decreased, payroll went up by $30,000 primarily related to additional software developers.  While the overall cost decreases still exists in the nine month comparative period nonemployee stock compensation decreased during that period by $292,000.

Stock based Compensation

Stock based compensation decreased by $10,455 to $53,734 and $382,764 to $357,143 in the three and nine months ended March 31, 2011, respectively.  The expenses associated with stock based compensation in both the current and prior year periods was related to recruitment and retention of corporate officers.  The current year periods are lower due predominantly to the lower share price in the current period resulting in a lower Black-Scholes valuation for the stock options awarded and vested.

Interest expense

Interest expense decreased by $27,927 to $79,653 and $361,175 to $192,259.  The decrease is due to the noncash expense in the prior year relative to the Secured Convertible Promissory Notes which amounted to $30,014 and $332,479 during the three and nine months ended March 31, 2010.

Net Loss

The net loss increased by $23,806 to $341,393 and decreased $1,198,556 to $861,633 for the three and nine months ended March 31, 2011, respectively.  The increase in the quarterly loss in comparison to the prior year is due to decreased production revenue while the decrease in the year to date loss is due to increased production revenue while decreasing operating and interest expenses.

Liquidity and Capital Resources

The Entity had net working capital of $(2,279,169) at March 31, 2011, a degradation of $413,455 compared to June 30, 2010.

The Entity has incurred losses since its inception.  The Entity’s auditor has emphasized uncertainty regarding our ability to continue as a going concern in his audit report for the year ended June 30, 2010. As shown in the accompanying financial statements, the Entity realized net losses from operations of $861,633 for the nine months ended March 31, 2011 resulting in an accumulated deficit of $8,943,948 as of March 31, 2011.

As of March 31, 2011, the Entity had $1,025,000 of Convertible Secured Promissory Notes and Promissory Notes due and payable that has not been repaid and is currently in default.  The Entity is working to refinance these obligations or restructure the terms with its current creditors.

Other components of the Entity’s working capital and changes therein are discussed as follows:

Cash and Cash Equivalents. For the nine month period ended march 31, 2011, cash and cash equivalents increased to $30,119 from $8,509 at June 30, 2010.

Cash Flows from Operating Activities. Net cash provided by operating activities was $23,397 for the nine months ended March 31, 2011, an improvement of $624,934 over the first nine months of the prior year.  The change in cash flows from operating activities is primarily attributable to the improvement in operating results as well as an emphasis on managing the working capital activities of the Entity.

Cash Flows from Financing Activities. Net cash provided by financing activities was $3,500 for the nine months ended March 31, 2011.  This cash was generated from the issuance of additional indebtedness in the form of notes payable, net of repayments.

Noncash transactions.  During the quarter, the Entity issued Common Stock and options valued at $414,143 in exchange for professional services and for executive and staff compensation.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were ineffective due to the lack of segregation of duties and the lack of audit committee oversight. Upon the acquisition of adequate capital the Entity intends to remediate the deficiencies through the deployment of additional personnel and implementation of an audit committee.

Management’s Quarterly Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of March 31, 2011 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of March 31, 2011.

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

Changes in Internal Control Over Financial Reporting

None.

PART II
OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS

In August 2010, the Entity, along with its subsidiary, E360, LLC, was served with a complaint (the "Complaint") by plaintiff Sand Lake Imagining, LLP and Stephen M. Bravo. The Complaint alleges the non-exempt sale of certain securities of E360, and seeks the rescission of the sale of such securities. The Entity has responded to the Complaint, and intends to vigorously defend the claim.

ITEM 1A. RISK FACTORS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2011, the Entity has $590,000 of Convertible secured promissory notes and $859,500 of Promissory notes outstanding.  $385,000 of the Convertible secured promissory notes and $640,000 of the Promissory Notes was due and unpaid as of March 31, 2011.  Additionally during the nine months ended March31, 2011, the Entity did not pay interest at the stated face amount of the obligation which has resulted in unpaid accrued interest of $105,297.

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

VIDAROO CORPORATION

Date: May 16, 2011	By:	/s/ Mark Argenti
Mark Argenti
Chief Executive Officer (principal executive officer)

	By:	/s/ Thomas Moreland
Thomas Moreland
Chief Financial Officer and Treasurer (Principal financial and accounting officer)