Form 10-K
period 2011-06-30
VIDAROO Corp
filed 2011-09-28
CIK 1418826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-147932

VIDAROO CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	26-1358844
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8 N. Highland Ave, Winter Garden FL 34787
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

As of September 15, 2011, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the OTC Markets of $0.0101 was approximately $296,940.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of September 15, 2011 was 66,191,185

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2011

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

Overview

Vidaroo is a video technology company.  The Entity licenses its Online Video Platform, and performs professional video production.

Vidaroo’s Online Video Platform (“OVP”) is licensed under a Software-as-a-Service (“SaaS”) model.  The SaaS model allows the Company to generate monthly recurring revenue that is scalable and stable.  The OVP’s design and implementation was production ready in January 2010.  The OVP has been further developed in 2011 to include automation of the sign-up and account management functions as well as an automated affiliate portal.  This functionality allows both users and representatives of the Entity to use or promote the OVP independent of personal contact with Vidaroo.

Production services are performed both as Vidaroo and under the trade name of our subsidiary, MEV.  Our capabilities include creation and support of video imagery for top line names in the entertainment business. In addition, we provide support of video production for traditional media and corporate presentations, and in-house production of content.  Vidaroo supports its ability to deliver its production engagements through its professional production studio and its custom turnkey digital playback system.

Vidaroo Platform

The Vidaroo platform as a whole is a series of web based applications including the OVP, a centralized user console and an umbrella application for management of the platform. The OVP is divided into two editions, “Publisher” and “Enterprise”.  Publisher is our flagship product. Accounts across both Publisher and Enterprise are “invite based” and allow for an unlimited number of users with varying permissions per account. The centralized user account allows for individual users to accept an account invite along with moving about different accounts on a single sign on

Publisher:  Divided into a series of modules, Publisher is designed for simplicity, extensibility and ease of use. SaaS plans are modeled around the access to a given module and individual functionality within.

Enterprise: An ideal solution for large publishing companies, Enterprise allows management of multiple content destinations. Enterprise is designed to manage catalog content and syndicated channels across multiple Publishers.

The Vidaroo Platform is licensed in one of two programs.

On Demand:  Volume based recurring subscription with fees ranging from $49 to $299 a month. On Demand is designed to be completely self service including sign up, training and support. On Demand was released in the fourth quarter of the year ended June 30, 2011.

Enterprise:  Recurring Enterprise licenses are one to two year contracts ranging from $1,000 to over $10,000 a month.  Enterprise licensing supports the business models of video publishers with content destination sites drawing significant monthly website traffic.  Enterprise licenses have historically been supported by the business development efforts of the Entity’s management.

Business Strengths

Vidaroo believes the following represent the Company’s business strengths and will be the principal factors in the Company’s business success:

Scalabale and stable business model:  Management has selected a model for licensing of its OVP that is well accepted in the software industry and generates recurring SaaS revenue on a monthly basis (Salesforce.com has exceeded $1 billion in annual revenue).  Further, the Company has targeted a delivery mechanism that is growing beyond video’s traditional parameters of media distribution.  The broad applicability of its product is compelling to an audience that continues to see megatrend growth.

Best Practices in Software Development processes: The software development process uses an iterative framework for project management called SCRUM.  SCRUM promotes agility through transparency, time boxing for releases and focused roles for increased productivity. These principles allow for updates to be released on an average of every 2 to 3 weeks.

Leverage Video Production:  The historical experience and reputation achieved in high-end professional production allows the team to continue to secure high-end professional performance engagements and leverage that experience to grow into corporate video production.  These capabilities also allow the company to extend services to clients utilizing our OVP.

Efficient Infrastructure:   Vidaroo has focused considerable time and expense on building an infrastructure that enables the Company to operate efficiently and manage rapid growth. The operation of our video platform and related services allows for turnkey delivery of our services to our client base, creating a strong environment for high margin business.

Product Capabilities

The following is a brief description of certain key elements of our software.

Video Management:  Upload through both the browser and FTP. Video uploaded is automatically encoded and moved to the primary content delivery network (“CDN"). The assets module provides multiple ways of browsing videos across an account including by tags and real time sorting. The user interface is highly scalable with current Publishers managing from hundreds to literally tens of thousands of videos from a single account. By default a thumbnail is derived during the upload process but can be easily changed using a dynamic interface by selecting any frame within the video or uploading a custom thumbnail.

Live Streaming:  Fully integrated live streaming capabilities provide for complete ease in broadcasting a live event across one or more destinations. Live Event is structured around a unique concept called Context Oriented Syndication (“COS”). COS allows for a publisher to select multiple Channels or Players for syndicating a live event in real time. Essentially during the broadcast new Consumers enter the Live Event while existing Consumers are prompted with a dialog indicating the start of the broadcast. COS is highly flexible allowing for contextual change before and during a broadcast. The Channels context allows for archiving to the beginning or end of a given channel. Once the broadcast is complete, the broadcast is made instantly available. During a broadcast, all player functionality remains consistent including the ability to use social features such as auto posting to social destinations like Facebook where other users can then watch the broadcast directly from the destination along with using the same built in social tools to push elsewhere creating for a viral effect. The application of COS provides for powerful syndication with a very short amount of setup time.

Content Delivery & Syndication:  Channels of content are organized into a series of Players. The entire process of creating Players is fully dynamic supporting an unlimited number of instances. Players can be embedded across one or more destinations. The process of embedding a Player on a website is as simple as copying and pasting a single line of code into the source of the website. One of the most powerful fundamental concepts built in at the core of Vidaroo’s OVP is the ability to syndicate changes directly through Publisher without the need of modifying the code implemented at the destination. This reduces cost of publishing video by allowing for changes to be syndicated across many destinations by simply make a change in the backend. This concept is true for all aspects of the player including the content lineup, advertising and theme skinning.

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

Social  Destinations:  Users can post the player automatically by choosing from a number of third-party destinations including Facebook, Twitter, Myspace, Wordpress and others. Depending on the type of social destination, the player is either embedded inline directly on the site for sites like Facebook or in cases like Twitter the player is linked to. In all cases, everything syndicates with the player including advertising and content selection. Users also have an option to simply grab a link (URL to the player) or embed to implement manually on another destination. With distribution comes the ability to regulate whether or not a video can be embedded elsewhere, allowing control over the visibility of individual videos.

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

Advertising:  Publisher includes a fully integrated ad server built from the ground up to support all aspects of syndication and video integration. Scheduling is made easy by targeting campaigns either at the channel level or at the player level allowing for cascading inheritance. A campaign allows for the binding of either in-stream and/or banner advertising. The workflow for setting up campaigns has been optimized for both speed and reuse. Campaigns support a rule based pattern that makes campaign syndication across all aspects of the platform a reality. By default a campaign inherits a default ad policy but can be overwritten directly through the backend for creating advanced ad policy rules. We’ve found that most users are happy with our default IAB modeled Ad Policy. Ad Policies allow for the setting of the most granular ad settings including rotational settings for pre/mid/post roll video, overlay duration in seconds and even placement visibility. While we support a number of third party integrations, one of Publisher’s strong advantages over other OVPs is the ability to schedule any ad placement directly through the backend without any use of third-party systems. Banner advertising is made even more powerful when integrated into a player theme allowing for syndicated brand based player theming.

Our Technology

Software & Intellectual Property:  Our software as a whole is built using enterprise concepts, patterns and principles for rapid application development. Nearly the entire platform has been built using open source technologies which provides for quick to market and low scale out costs. Intellectual Property (“IP”) is divided into a series of modules and libraries using advanced development patterns that promote reuse and extensibility across the platform. The architecture is built using strict Mode-View-Controller (“MVC”) pattern that encourages segmentation and further reuse.

Infrastructure:  Our infrastructure is built to be completely on demand, highly scalable and cost effective. This is accomplished through the combination of cloud computing and the use of Content Delivery Networks. A primary objective is to allow the infrastructure to respond to demand by automatically scaling without outage.

Cloud Computing:  Vidaroo heavily takes advantage of cloud based infrastructure that houses applications, API’s and queue applications used for automation. The load balance arrays are designed to auto scale based on demand allowing for unforeseen fluctuations in demand. This includes cost savings by shutting down instances no longer needed. Our current database scale strategy includes a combination of vertical and horizontal scale using MySQL replication environment. In addition, we have a data warehouse that holds over a billion entries used for real time analytics.

Content Delivery Network:  Our media is delivered using a combination strategy using multiple CDN. Video is streamed using RTMP from a peered CDN which allows for nearly unlimited scale. Our cache and assets is delivered from a high availability CDN. We serve a significant amount of video a month affording us the ability to provide very competitive tiered pricing to our Enterprise customers along with making a margin. In addition, cost savings is passed down to lower cost SaaS plans creating for highly competitive plans. The management and delivery of media within our OVP is fully abstracted allowing for integration of multiple CDNs and reduced liability by not being tied directly to a given vendor.

Production Services

We offer full production services that are utilized both for our own content, and for clients that request our services.  Our production services range from full scale digital video imagery for high end professional entertainment content to support for a full array of video products, dependent upon the need of the client and scope of project. Digital video imagery engagements include the use of our custom turnkey digital playback system, production of video graphics and the synchronization of video and audio outputs delivered in the most complex of entertainment venues. Our production services also include the delivery of daily internet programming and other video content produced in our in-house professional studio in Orlando, Florida.  Examples of our work include production of a daily web show for the Tribune Company and use of our playback system for Star Wars in Concert.  These are in addition to live production work done in the most complex performance venues which includes work for the Blacked Eyed Peas, Live 8, and concerts for names from Mary J. Blige to Britney Spears.

The combination of the Company’s production services and its software Platform gives it a competitive advantage over other providers because it is a “one stop shop” which can produce, package and deliver the content (using its own proprietary media player) in a customized fashion to the client and end users, digitally via the internet, which is a cost effective and efficient means of delivering this type of content to the market.  For example our client Emmis Communications utilizes our OVP and has turned to us on multiple occasions to support their production needs.

Sales and Growth Strategy

As previously indicated, the OVP is licensed under a SaaS model.

In 2010, we launched our initial marketing interface (http://vidaroo.com/).  In 2011, the marketing interface was updated to significantly expand the scope and breadth of collateral materials included.  This initiative is aimed at building the Vidaroo brand for the purpose of generating sales through our SaaS model.

In the fourth quarter of the year ended June 30, 2011, on demand account sign-up directly through vidaroo.com was released. On demand plans all include a free 30 day trial and range in price from $49-$299 per month.  Automation is a key strategy in scaling SaaS revenue.  Account creation, billing, support and training are primary focuses in providing automated and on demand solutions to keep support staff to a minimum while providing a superior experience.  In addition to the automation created for account sign-up and management, Vidaroo’s affiliate program has been automated as well.  The affiliate portal allows for automated promotion of the OVP by Vidaroo’s affiliates as well as online monitoring of results and earned commissions.  The goal of these two initiatives is to drive volume, growing and diversify our recurring revenue.

Both through our on demand and affiliate programs, The Company has already experienced interest across certain verticals such as websites for radio stations, the faith based community, sports activities, online retailers, healthcare companies, and manufacturers, amongst others.

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

Industry and Market Overview

The internet has matured into the communications medium and platform that is integral to the fabric of our day-to-day life. It has revolutionized the way people and businesses communicate while fundamentally shifting the economy, driving it towards a virtual marketplace with a global reach. As the internet has matured, the presentation of online video has grown substantially. The pervasiveness of online video marks an important moment in the evolution of America’s communication habits. Online video has become more deeply integrated into daily life.

The proliferation of online video has created a megatrend in the video delivery marketplace beyond traditional video delivery choices.  This growth has expanded the population looking to deliver messaging via video substantially.  While video delivery has historically been transmitted via television or other specialized methodologies, the growth of internet transmission has allowed more businesses and individuals to consider video delivery as the medium of choice.   This paradigm shift has also increased the marketplace demand for vehicles to deliver video in a managed and methodical manner.  While the presentation of online video has grown substantially, so have the number and types of choices to obtain video online substantially increasing competition in the online video marketplace. We expect this growth trend to continue to increase the use of online video by businesses and consumers.

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

Employees

As of June 30, 2011, we have 15 full-time employees. We consider our relationship with our employees to be good.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Subsequent Events

Effective August 3, 2011, the Entity authorized the addition of 100,000,000 shares of both Common and Preferred Stock to its capital structure.  Subsequent to this modification, the Entity has 200,000,000 of Common Shares and 100,000,000 of Preferred shares authorized at a par value of $0.001.

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

We face significant competition from other online video platform providers

We face formidable competition in every aspect of our business, and particularly from other companies that seek to deliver and distribute video on the internet. Our competitors have longer operating histories and more established relationships with customers and end users. They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively business from online video publishers.  If our competitors are successful in providing similar or better products, we may not experience growth in the number of subscribers utilizing our OVP and could potentially lose our current client base to competing organizations. Any such developments could negatively affect our current revenues or potential for growth.

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

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in Item 1A, Risk Factors, and the following factors may affect our operating results:

•	Our ability to continue to provide production services that are desirable by our current client roster.

•	Our ability to sell monthly subscriptions to our Software.

•	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure.

•	Our focus on long-term goals over short-term results.

•	The results of our investments in risky projects.

•	Our ability to keep our online video platform operational at a reasonable cost and without service interruptions.

•	Our ability to generate revenue from services in which we have invested considerable time and resources.

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

The officers and directors of the Entity control a significant portion of the stock of the Entity, and the Entity will be managed by the officers and by the board. Very few matters will be submitted to Shareholder vote, and if so submitted, the officers will significant influence over the outcome of that vote.

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

For more information about penny stocks, please visit http://www.sec.gov/answers/penny.htm

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Entity currently leases office space at 8 N. Highland Ave., Winter Garden, FL 34787. The Entity currently pays monthly rent of $3,312 per month pursuant to a 37 month lease, effective August 1, 2011.  The Entity also is leasing warehouse space for which it pays a nominal amount per month on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business.

In August, 2010, the Entity was served with a complaint alleging that its subsidiary E360 unlawfully solicited the sales of securities in connection with an investment in that company.  The complaint also attempts to join Vidaroo Corporation to the claim.  The Entity does not believe that there was unlawful activity and accordingly is vigorously defending said complaint.

In August, 2011, a judgment in favor of the Entity’s former lessor was granted in the amount of $151,924.  The Entity does not dispute that the premises were vacated prior to lease termination but has contested the amount of damages awarded to the plaintiff in this case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matters were submitted to a vote of our security holders during the year ended June 30, 2011.

Subsequent to June 30, 2011, the Entity’s securityholders voted to: 1. Expand the number of shares of authorized common stock from 100,000,000 to 200,000,000 shares; 2. Create a class of preferred stock with 100,000,000 shares authorized; and 3. Re-elect the members of the Board of Directors.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Entity’s stock began trading in October, 2008 as an over the counter (“OTC”) security. In April 2010, we changed our name to Vidaroo Corporation, and our common stock currently trades as an OTC security under the trading symbol "VIDA".  The Entity’s common stock is traded on the OTCQB marketplace, which identifies companies that are current in their reporting obligations to the SEC.

Holders

As of June 30, 2011, the approximate number of stockholders of record of the Common Stock of the Entity was 2,587.

Dividends

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operation of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Issuances of Stock

During the year ended June 30, 2011, the Entity issued a total of 1,055,153 shares of common stock. 430,153 were issued as Stock based compensation for employees valued at $61,870; and 625,000 were issued for professional services for consideration valued at $57,000.

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

 Overview

Vidaroo is a video technology company.  The Entity licenses its Online Video Platform, and performs professional video production.

Vidaroo’s Online Video Platform (“OVP”) is licensed under a Software-as-a-Service (“SaaS”) model.  The SaaS model allows the Company to generate monthly recurring revenue that is scalable and stable.  The OVP’s design and implementation was production ready in January 2010.  The OVP has been further developed in 2011 to include automation of the sign-up and account management functions as well as an automated affiliate portal.  This functionality allows both users and representatives of the Entity to use or promote the OVP independent of personal contact with Vidaroo.

Production services are performed both as Vidaroo and under the trade name of our subsidiary, MEV.  Our capabilities include creation and support of video imagery for top line names in the entertainment business. In addition, we provide support of video production for traditional media and corporate presentations, and in-house production of content.  Vidaroo supports its ability to deliver its production engagements through its professional production studio and its custom turnkey digital playback system.

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

Revenue Recognition
Revenue is generated from monthly subscription fees from subscribers to the OVP.  Revenue is recognized ratably over the contract period for each subscriber.   Revenue is also generated for services rendered in connection with the production of video content.  During the fiscal year, Revenue was also generated from advertising on the Vidaroo network of websites; As of June 30, 2011, the Entity no longer pursues advertising as a source of future revenue.  Revenue is recognized when services are rendered or advertising has been delivered in accordance with the terms of the agreement provided that the collection of the associated receivable is reasonably assured and there are no remaining significant obligations.

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

Long-Lived Assets
The Company evaluates the recoverability of its long−lived assets, including intangibles, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of long−lived assets is not recoverable, the carrying amount of such assets is reduced to fair value

Year Ended June 30, 2011 Compared to Year Ended June 30, 2010.

Revenues

Revenues increased by $352,781 to $1,665,700 or 27% for the year ended June 30, 2011.  The year ended June 30, 2011 demonstrated significant movement in the Entity’s shift to the generation of greater revenue from its SaaS model.  Revenue from software licensing increased by 359%, growing by 283,000 to $359,000 over the year.  Production revenue also grew during the year increasing by 11% to 1,241,000.  During the year, the Entity terminated its efforts associated with advertising revenue on its network of websites as the revenue from that business unit was either converted to software licensing or eliminated.  The outcome of this transition was a reduction of revenue from advertising by 45% to $65,000.

Cost of Sales

Costs of sales increased by $37,910 to $389,254 or 11% for the year ended June 30, 2011.  Cost of Sales consists of variable costs for incremental expenses beyond the Entity’s established infrastructure.  Costs associated with delivering digital video such as bandwidth, personnel and commissions of approximately 37.5% were charged for software licensing.   These costs as a percentage of sales increased from 30% in 2010, as the bandwidth costs in the prior year were partially absorbed by the advertising business that the Entity no longer operates.   Additionally, the Entity also increased its bandwidth commitment in anticipation of rolling out the SaaS automated interface in the fourth quarter.   Costs associated with the delivery of video production support include rental equipment, facility charges, personnel and third party graphics were approximately 16% of revenue.  The percentage spent on variable costs in production are lower than the 27% experienced in 2010, as the nature of the work performed was weighted less towards hardware, which has the highest cost components associated with video production.

Operating Margin

Operating margin increased by $314,871 to $1,276,406 in the year ended June 30, 2011.  Operating margin as a percentage of sales increased to 76% in the year ended June 30, 2011 from 73% in the year ended June 30, 2010.  The increase in operating margin percentage was due to increased margin percentage in the production business going from 73% in 2010 to 83% in 2011.  The production services provided in the year ended June 30, 2011 had a higher operating margin percentage due to the nature of expenses incurred to procure and deploy hardware for the production services required by our clients.  Operating margin in the software licensing business increased from by $172,000 to $228,000 in the year ended June 30, 2011.  While the aggregate operating margin increased by 307%, the margin percentage actually decreased due to the Entity committing a greater amount of monthly bandwidth resources to support the growth in business.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salary wages and benefits, and professional services, as well as expenses associated with occupying the Entity’s physical facility.  Selling, general and administrative expenses decreased by $310,376 to $1,493,701 for the year ended June 30, 2011.  $301,000 of the decrease was due to reduced use of external professional services.

Depreciation and Amortization

Depreciation and Amortization expense decreased by $141,565 to $52,513 for the year ended June 30, 2011.  The primary driver in the reduction is the completion of amortization for the Entity’s original website platform in the year ended June 30, 2010, accounting for $135,434 of the change.

Stock based compensation

Stock based compensation decreased by $408,785 to $394,858 for the year ended June 30, 2011.  The primary difference between the two years was the expense associated with accelerated vesting of Options for Mr. Micheal Morgan, in connection with his promotion and the extension of his contract with the Entity, which accounted for $403,937 of the decrease.

Interest expense

Interest expense decreased by $402,333 to $235,794 for the year ended June 30, 2011.  The reduction is due to the completion of the interest expense accretion related to the Convertible secured promissory notes accounting for $342,479 and the reduction in amortization of deferred financing costs of $44,173.

Off-Balance Sheet Arrangements

See Note 7 of the Consolidated Financial Statements in Item 8 for a full description of the Entity’s Convertible Secured Promissory Notes.  As of June 30, 2011, the $600,000 face value of these notes is shown as a liability, and therefore is no longer considered an off-balance sheet arrangement as it was at June 30, 2010.

Liquidity and Capital Resources

At June 30, 2011, we had a working capital deficit of $1,858,498 as compared to $1,865,714 at June 30, 2010.  This degradation is a direct result of the operating losses, net of noncash charges and gain an adjustment to fair market value of outstanding indebtedness recognized by the Entity during the year, along with increased working capital liabilities.  The Entity continues to sustain operating losses and has capital requirements associated with servicing its obligations under its Convertible Secured Promissory Notes and Notes Payable.  Based on our debt service requirements, we will need to either raise additional capital to repay these obligations or restructure the indebtedness with the counter parties. From an operational perspective, the Entity has maintained operations for the past year without reliance on additional capital. In order to maintain operations and accelerate growth plans, we may need to raise addtional capital.

Operating Activities

Operating activities in the year ended June 30, 2011 resulted in cash inflows of $66,568.  This provision of cash consisted of a net loss of $505,642 offset by adjustments for noncash charges and gains of $143,628 and an increase in net working capital liabilities of $379,070.

Operating activities in the year ended June 30, 2010 resulted in cash outflows of $685,032.  This use of cash consisted of a net loss of $2,454,344 offset by adjustments for noncash charges of $1,795,218 and working capital of $(25,906).

Investing activities

Net cash used by investing activities was $4,979 and $11,026 for the years ended June 30, 2011 and 2010, respectively.  Investing activities were limited to small furniture and equipment purchases and changes in deposits in both years.

Financing Activities

Financing activities produced $3,500 in the year ended June 30, 2011.  These activities included inflows of $5,000 from the issuance of debt and $1,500 was used for debt repayments.

Financing activities produced $704,166 in the year ended June 30, 2010.  These activities included inflows of $272,949 from the proceeds of common stock issued and stock options exercised, and $484,200 from the issuance of debt, net of deferred financing fees.  $52,983 was used for debt repayments.

Contractual Obligations

The following table represents the Entity’s committed obligations under its facility and equipment leases as well as purchasing commitments for infrastructure such as wireless connectivity and bandwidth requirements for the OVP.

	Total	Within 1 year	1-3 years
Operating Leases	$125,860	$39,748	$86,112
Purchase Obligations	136,524	105,324	31,200

Total	$262,384	$145,072	$117,312

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

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2011. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

 Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and therefore may be considered “material weaknesses.”

Based on the size of the Entity and depth of accounting personnel assignment of tasks does not allow for proper maintenance of segregation of duties.  Additionally, the Entity does not have an audit committee to oversee the financial reporting and disclosure process.

Management’s Annual Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of June 30, 2011 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting as of June 30, 2011, was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of June 30, 2011, our Chief Executive Officer and Chief Financial Officer identified the following specific material weaknesses in the Entity’s internal controls over its financial reporting process:

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

Information with regards to the Directors and Officers of the Entity as of June 30, 2011 is set forth below:

Chairman of the Board and Chief Executive Officer	Mark E. Argenti
Chief Information Officer and Director	Ian McDaniel
President, Chief Technology Officer and Director	Micheal Morgan
Chief Financial Officer, Secretary and Treasurer	Thomas J. Moreland

Mark E. Argenti, age 40, has served as Chief Executive Officer since July 9, 2009. Mr. Argenti served as Chief Creative Officer from May 17, 2007 through July 8, 2009, and has served as a Director since May 17, 2007.

Prior to his appointment as CEO, Mr. Argenti directed the daily operations of Vidaroo subsidiary Media Evolutions - a company he originally co-founded with Ian McDaniel. In addition, he was instrumental in creating, developing and managing operations of E360 and oversaw all of the Entity's video production projects and studio activities. On the technology development front, Mr. Argenti, in collaboration with Mr. McDaniel, pioneered a proprietary video playback technology that continues to be used by Vidaroo and its clients to this day; and he teamed with Ian and Entity President Mary Spio to design, develop and commercialize Vidaroo's first stage online video platform as well as providing creative guidance to Mr. Morgan for the current platform’s marketing interface.

Ian McDaniel, age 37, has served as Chief Information Officer and Director since May 17, 2007.

Upon Mr. Argenti’s appointment as Chairman and CEO, Mr. McDaniel began serving as the President of Vidaroo’s production services. Mr. McDaniel has served as a pioneering force in the Entertainment industry for nearly two decades, driven by his knowledge of advanced and emerging technologies that enable ‘off the hook' media production for the world's leading artists and broadcast media companies. Teamed with Mark Argenti, he co-founded Media Evolutions and has provided pre- and post-production design and editing expertise for numerous large-scale projects such as Justin Timberlake, Live from Memphis and Will Smith, Live in Concert. In addition, he has worked on shows for NBC, ABC, MTV, VH1, HBO, Showtime, Discovery Channel, History Channel and A&E.

Micheal Morgan, age 24, has served as President and Chief Technology Officer since November 10, 2010. Prior to his appointment to President, Mr. Morgan acted as Chief Operating/Technology Officer and Director since August 14, 2009 and as VP of Development from October 2008 through the time of his appointment as an Officer and Director in 2009.

During his tenure, Mr. Morgan designed and developed Vidaroo’s current online video platform. Mr. Morgan continues to serve as Director of Interactive at Magnify Agency, a creative and software development firm; co-founder and served as Vice President of ZEN3 from March 2007 to October 2008 and Vice President of Web Development at AdepTech, Inc., a technology services company from June 2004 to March 2007. During his career, he has architected systems for use in Nuclear Quality Control, Software-as-a-Service (SaaS), distributed HIPAA-based secure health care software, and e-commerce dataflow automation. He holds several industry certifications and is an active participant in industry-related and civic organizations. Mr. Morgan attended the University of Central Florida, where he focused his studies on Digital Interactive Systems.

Thomas J. Moreland, age 44, has served as Chief Financial Officer since September 23, 2008.

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

ITEM 11. EXECUTIVE COMPENSATION

This section describes the compensation program for our executive officers.

							Change in pension value and nonqualified
Name and Principal position	Year ended June 30:	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensation	deferred comensation earnings	All other Compensation	Total
Mark E. Argenti	2011	$78,333	-	51,834	-	-	-	2,210	132,377
Chief Executive Officer	2010	66,666	-	25,499	-	-	-	2,273	94,438

Thomas Moreland,	2011	120,000	-	-	-	-	-	4,193	124,193
Chief Financial Officer	2010	102,379	-	180,000	120,984	-	-	4283	407,646

Ian McDaniel	2011	78,333	-	23,709	-	-	-	7,039	109,081
Chief Information Officer	2010	66,666	-	11,664	-	-	-	7,208	85,538

Micheal Morgan,	2011	98,750	-	-	275,627	-	-	2,210	375,587
President, Chief Technology Officer	2010	83,183	-	360,000	392,318	-	-	2,273	837,774

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of and percent of the Entity’s common stock beneficially owned by:

•	all directors and nominees, naming them,
•	our executive officers,
•	our directors and executive officers as a group, without naming them, and
•	persons or groups known by us to own beneficially 5% or more of our Common Stock or our Preferred Stock having voting rights:

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on June 30, 2011, and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of June 30, 2011. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our capital stock owned by them.

Name and address of owner	Title of Class	Capacity with Entity	Number of Shares Beneficially Owned (1)	Percentage of Class (2)
Mary Spio c/o Vidaroo Corporation, 8 N. Highland Ave Winter Garden, FL 34787	Common Stock	None	12,159,272	16.2%

Mark Argenti c/o Vidaroo Corporation, 8 N. Highland Ave Winter Garden, FL 34787	Common Stock	Chief Executive Officer	12,436,140	16.6%

Ian McDaniel c/o Vidaroo Corporation, 8 N. Highland Ave Winter Garden, FL 34787	Common Stock	Chief Information Officer	12,836,656	17.2%

Micheal Morgan c/o Vidaroo Corporation, 8 N. Highland Ave Winter Garden, FL 34787	Common Stock	Chief Operating and Technology Officer	1,643,328	2.2%

Thomas Moreland c/o Vidaroo Corporation, 8 N. Highland Ave Winter Garden, FL 34787	Common Stock	Chief Financial Officer	1,155,545	1.5%

All Officers and Directors As a Group (5 persons)	Common Stock		31,790,815	39.9%

(1)  This column represents the total number of votes each named stockholder is entitled to vote upon matters presented to the shareholders for a vote.
(2) Applicable percentage ownership is based on 66,191,185 shares of Common Stock outstanding as of June 30, 2011, together with securities exercisable or convertible into shares of Common Stock within 60 days of June 30, 2011, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of June 30, 2011, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Entity has no independent directors and has had no transactions with related parties in excess of $120,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant	Year	Amount billed

Patrick Rodgers, CPA, PA	2010	19,500
	2011	19,500

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Consolidated Financial Statements are listed on page F-1 of this Annual Report.
(2)	Financial Statement Schedules:

None

(3)	Exhibits:

 The following documents are included as exhibits to this Annual Report:

Exhibit Number	Description
3.1	Articles of Incorporation of Vidaroo Corporation(1)

3.2	Articles of Incorporation of E360 LLC(1)

3.3	By-laws of Vidaroo(1)

3.4	Articles of Incorporation of Media Evolutions, Inc.(4)

3.5	Amendment to Articles of Incorporation of Vidaroo Corporation(5)

10.1	Employment Agreement by and between Vidaroo Corporation and Micheal Morgan dated August 14, 2009(2)

10.2	Mutual Termination of Employment Agreement by and between Vidaroo and Mary Spio dated July 23, 2010(3)

14.1	Code of Conduct (4)

21.1	List of subsidiaries of the Entity (Filed herewith)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (Filed herewith)

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (Filed herewith)

32.1	Certification by Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith)

32.2	Certification by Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith)

(1) Incorporated by reference to the Entity’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on December 7, 2007.
(2) Incorporated by reference to the Entity’s Form 8-K filed with the Securities and Exchange Commission on August 19, 2009.
(3) Incorporated by reference to the Entity’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2010.
(4) Incorporated by reference to the Entity’s Form 10-K filed with the Securities and Exchange Commission on September, 28 2009.
(5) Incorporated by reference to the Entity’s Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on August 4, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIDAROO CORPORATION

September 28, 2011	By:	/s/ Mark Argenti
Mark Argenti
Chief Executive Officer
(Principal Executive Officer)

September 28, 2011	By:	/s/ Thomas Moreland
Thomas Moreland
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Argenti	Director, Chairman, and Chief Executive Officer	September 28, 2011
Mark Argenti	(Principal Executive Officer)

/s/ Thomas Moreland	Chief Financial Officer, Secretary and Treasurer	September 28, 2011
Thomas Moreland	(Principal Financial and Accounting Officer)

/s/ Ian McDaniel	Director, and Chief Information Officer	September 28, 2011
Ian McDaniel

/s/ Micheal Morgan	Director, President and Chief Technology Officer	September 28, 2011
Micheal Morgan

VIDAROO CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2011 AND 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Management
Vidaroo Corporation
Winter Garden, Florida

I have audited the accompanying consolidated balance sheet of Vidaroo Corporation and Subsidiaries (the "Entity") as of June 30, 2011 and 2010 and the related consolidated statements of operations and retained earnings, shareholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Entity’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vidaroo Corporation and Subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
Patrick Rodgers, CPA, PA

Orlando, Florida September 28, 2011

  VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	June 30, 2010
Assets

Current:
Cash and cash equivalents	$73,598	$8,509
Accounts Receivable	89,908	79,271
Other Current Assets	9,565	13,315
Deferred financing costs	-	64,279
Total Current Assets	173,071	165,374
Furniture and Equipment:
Computer equipment	114,582	109,295
Office furniture and fixtures	14,252	14,252
	128,834	123,547
Less Accumulated depreciation	(84,452)	(58,565)
Net Furniture and Equipment	44,382	64,982

Intangibles, Net: Customer list	-	26,625
Other Assets – Deposits	665	14,651
Total Assets	$218,118	$271,632

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts Payable	$362,355	$313,967
Accrued Salaries	246,213	118,366
Deferred revenue	86,461	42,831
Accrued Interest	183,516	66,384
Convertible secured promissory notes	454,731	590,000
Promissory Notes and Notes payable	698,293	899,540
Total Current Liabilities and Total Liabilities	2,031,569	2,031,088

Stockholders' (Deficit) Equity:

Common stock, $.001 par value; 100,000,000 shares authorized;
66,191,185 and 65,136,032 issued and outstanding at June 30, 2011 and 2010, respectively	66,191	65,137
Additional paid in capital	6,443,442	5,992,638
Accumulated Deficit	(8,587,957)	(8,082,315)

Vidaroo Corporation and subsidiaries Stockholders’ (Deficit)	(2,078,324)	(2,024,540)
Noncontrolling Interest	264,873	265,084
Total Stockholders’ Deficit	(1,813,451)	(1,759,456)
Total Liabilities and Stockholders’ Deficit	$218,118	$271,632

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	12 Months Ended	12 Months Ended
	06/30/11	06/30/10

REVENUES	$1,665,700	$1,312,919

Cost of Sales	(389,294)	(351,384)

Operating Margin	1,276,406	961,535

Selling, General and Administrative	1,493,701	1,804,077
Depreciation and Amortization	52,513	194,078
Stock based compensation	394,858	803,643
Total Operating expenses	1,941,072	2,801,798
Operating Loss	(664,666)	(1,840,263)

Interest expense	(235,794)	(638,127)

Gain on adjustment to fair market value of outstanding indebtedness	394,607	-

Net loss before Noncontrolling Interest	(505,853)	(2,478,390)

Noncontrolling Interest in Loss of Subsidiary	211	24,046

NET LOSS TO COMMON SHAREHOLDERS	$(505,642)	$(2,454,344)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING	65,896,815	62,090,864

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT/EQUITY
(UNAUDITED)

	Class A		Additional
	Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance at June 30, 2009	58,175,191	$58,175	$4,395,036	$(5,627,971)	$289,130	$(885,630)

Common Stock and related Warrants issued under Subscription Agreement	900,000	900	179,100	-	-	180,000

Stock Based Compensation for Employees	2,434,465	2,435	885,360	-	-	887,795

Common Stock Issued for Options Exercised	3,029,038	3,029	146,114	-	-	149,143

Common Stock issued for Professional Services	539,338	540	378,154	-	-	378,694

Common Stock Issued for Extension of debt maturity	58,000	58	8,874	-	-	8,932

Net loss attributable to Noncontrolling interest	-	-	-	-	(24,046)	(24,046)

Net Loss	-	-	-	(2,454,344)	-	(2,454,344)
Balance at June 30, 2010	65,136,032	65,137	5,992,638	(8,082,315)	265,084	(1,759,456

Stock Based Compensation for Employees	430,153	429	394,429	-	-	394,858

Common Stock issued for Professional Services	625,000	625	56,375	-	-	57,000

Net loss attributable to Noncontrolling interest	-	-	-	-	(211)	(211)

Net Loss	-	-	-	(505,642)	-	(505,642)

Balance at June 30, 2011	66,191,185	$66,191	$6,443,442	$(8,587,957)	$264,873	$(1,813,451)

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	12 Months Ended	12 Months Ended
	06/30/11	06/30/10
Cash Flows from Operating Activities:
Net loss	$(505,642)	$(2,454,344)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	25,887	22,265
Amortization	26,625	171,813
Amortization of deferred financing costs	64,279	108,452
Officer salary forgiveness	22,309	27,456
Accretion of interest expense	-	342,479
Stock-based compensation and common stock issued for services to
Nonemployees	57,000	343,155
Stock-based compensation	394,858	803,644
Gain on adjustment to Fair market value of outstanding indebtedness	(394,607)	-
Noncontrolling interest in loss of subsidiary	(211)	(24,046)
Net changes in:
Other current assets	3,750	(5,308)
Accrued Salaries	105,538	(3,358)
Accounts receivable	(10,637)	(20,695)
Accounts payable and accrued expenses	62,066	(55,711)
Accrued interest	171,723	44,935
Deferred revenue	43,630	14,231
Net Cash Used By Operating Activities	66,568	(685,032)

Cash Flows from Investing Activities:
Decrease in deposits	308	1,551
Purchase of furniture and equipment	(5,287)	(12,577)

Net Cash Used By Investing Activities	(4,979)	(11,026)

Cash Flows from Financing Activities:
Proceeds from common stock issuance	-	272,949
Proceeds from issuance of promissory notes	5,000	538,000
Incurrence of deferred financing costs	-	(53,800)
Repayments of notes payable	(1,500)	(52,983)
Net Cash Provided By Financing Activities	3,500	704,166

Net Increase (Decrease) in Cash and Cash Equivalents	65,089	8,108

Cash and Cash Equivalents, Beginning	8,509	401

Cash and Cash Equivalents, Ending	$73,598	$8,509

Supplemental cash flow information:
Non-cash operating activities
Common Stock issued for provision of professional services	$57,000	$343,155
Gain on adjustment to Fair market value of outstanding indebtedness	394,607	-
Non-cash operating and investing activities Deposits forfeited for early lease termination	13,568	-
Non-cash operating and financing activities:
Forgiveness of accounts payable and accrued salary in exchange for Common Stock and the exercise of options	-	155,345

Non-cash investing and financing activities:
Common Stock issued for Deferred Financing Costs	-	29,471
Other: Interest Paid	19,746	142,261

See accompanying notes to consolidated financial statements.

 NOTE 1.  ORGANIZATION AND NATURE OF BUSINESS

The accompanying financial statements include Vidaroo Corporation (“Vidaroo” or the “Entity”) and its consolidated subsidiaries, E360, LLC (“E360”) and Media Evolutions (“MEV”).    Vidaroo was formed in May 2007 as a Nevada Corporation and was named Gen2Media until April 26, 2010.  Vidaroo has a majority ownership interest in E360.  Vidaroo has a management agreement with MEV that provides Vidaroo with control of MEV’s operations.

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

Revenue Recognition
Revenue is generated from monthly subscription fees from subscribers to the OVP.  Revenue is recognized ratably over the contract period for each subscriber.  Revenue is also generated from services rendered in connection with the production of video content.  Revenue is recognized when services are rendered and has been delivered in accordance with the terms of the agreement provided that the collection of the associated receivable is reasonably assured and there are no remaining significant obligations.

Website Platform
Website platform includes capitalized costs incurred during the application and infrastructure development stage.  Development of the website was completed in July 2007 and has been placed in service.  Website platform has an estimated useful life of 3 years and is being amortized over 36 months on a straight-time basis.  The website was fully amortized as of June 30, 2010.

Long-Lived Assets
The Company evaluates the recoverability of its long−lived assets, including intangibles, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of long−lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. No impairment charges were incurred during the years ended June 30, 2011 and 2010.

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

Earnings per Common share
Basic earnings per common share excludes potentially dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Fully diluted earnings per share is equivalent to basic earnings per share for the years ended June 30, 2011 and 2010, as the impact of including those shares would be anti-dilutive. For the years ended June 30, 2011 and 2010 the Entity had 19,626,374 and 9,790,875 potentially dilutive common shares, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011. The Entity uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial statements which include cash, trade receivables, borrowings, related party notes payable, accounts payable and accrued liabilities are valued using Level 1 inputs and are immediately available without market risk to principal. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

NOTE 3. RECENT ACCOUNTING STANDARDS

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (ASU 2010-06), to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements.  The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010.  The adoption of the additional requirements is not expected to have any financial impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU No. 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations. The Entity adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s consolidated financial statements.

In December 2010, FASB issued ASC ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) — Intangibles — Goodwill and Other.” ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2, if qualitative factors indicate that it is more likely than not that goodwill impairment exists. The amendments to this update are effective for us in the first quarter of 2011. Any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. The Entity adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s consolidated financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Subsequent to her departure as an officer of the Entity in July, 2010, Ms. Mary Spio became an independent affiliate of the Entity.  This designation provides her the ability to represent the Entity in a sales capacity.  During the year ended June 30, 2011, Ms. Spio earned $4,844 in sales commissions in this capacity.

NOTE 6.  NOTES PAYABLE

In connection with the management agreement entered into with MEV, Vidaroo became obligated for the repayment of certain notes payable currently outstanding.  These notes originally consisted of a term loan and a line of credit. The notes are secured by a personal guarantee from Richard Brock, Ian McDaniel and Mark Argenti.  The term loan originated on September 20, 2005 with a face value of $100,000 and requires monthly payments of principal and interest over a five year period maturing on September 20, 2010 and bears interest at 6.75%.  On June 30, 2009, MEV agreed to convert the outstanding balance on the line of credit to a term loan and repay it over a 15 month period maturing on September 20, 2010 with an interest rate of 6.5%.  During June, 2010 Richard Brock exercised his right as guarantor on these loans and satisfied the obligation to the bank.  This loan is currently a demand obligation due to Richard Brock. There was $40,040 outstanding at June 30, 2011 on this obligation.

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

The holders of the Notes have the option, but not the obligation, to convert the outstanding principal into common stock at any time under any of the following terms: A conversion price of $0.25 per share; a conversion price of 30% less than price per share obtained in the next round of financing completed by the Entity; a conversion price of 30% less than the price per share paid in the event of a sale of the Entity, or $0.13 per share in the event the Entity does not raise a minimum of $1 million in additional financing within one year of issuance.

The notes contain warrants to purchase shares valued at 20% of the face value of the note assuming a stock value of $0.25 per share and an exercise price of $0.001 per share. If the value of common stock at the time of conversion is less than $0.25, the payee shall receive additional warrants to bring the total value of warrants issued under this program to be equal to 20% of the face value of the Note. The Notes also included a beneficial conversion feature as the obligations can convert into equity for an exercise price less than the share price at the time of issuance at the option of the holder. Based on these features, the proceeds from debt were split between the value of the warrants and the debt. Further, the debt obligation must have value assigned to the beneficial conversion feature. These valuations cause the proceeds from these notes to be allocated to additional paid capital with $248,953 assigned to the value of the warrants and the remaining $351,047 assigned to the beneficial conversion feature. The face value of the debt will be accreted to interest expense over the 1-year term of the debt.  During the year ended June 30, 2011 and 2010, $0 and $342,479, respectively, was accreted to interest.

During the year ended June 30, 2010, the Entity and the holders of the Notes agreed to extend the terms of repayment for these notes.  The notes were either extended through August 1, 2010, March 31, or June 30, 2011.  Under the terms of the extensions, the holders were provided with additional consideration.  Those Note holders that extended through August were provided with additional shares of Common Stock and those that extended through 2011 received an increase in the interest rate from 12% to 13%.  Of the $590,000 outstanding as of June 30, 2011, $290,000, $95,000 and $205,000 matured on August 1, 2010, March 31 and June 30, 2011, respectively.

As of June 30, 2011, the Entity has defaulted on its obligation to pay interest and repay principal on these Notes.  The Entity is currently in negotiation with the Note holders to restructure this obligation.

NOTE 8.   PROMISSORY NOTES

During the years ended June 30, 2011 and 2010 the Entity issued debt instruments in the form of promissory notes with a face value of $538,000 and $331,500, respectively (the “Promissory Notes”) and bear interest at 12%. These Promissory Notes were issued in two traunches.  Traunch I had an original face value of $231,500 and was due and payable one year from issuance.  Traunch I was issued during the fourth quarter of the year ended June 30, 2009 and therefore was originally due during the quarter ending June 30, 2010.  Traunch II has a face value of $638,000 and was originally due and payable on December 31, 2010.   Interest is paid monthly.

During the year ended June 30, 2010, the Entity and the Note holders agreed to extend the maturity dates on $531,500 of the Notes.  In consideration for the extension of terms the Entity agreed to increase the rate of interest on the Notes to 13%.  Of the $863,000 still outstanding on the Notes, $326,500, $217,000, and 319,500 were due on December 31, 2010, March 31 and June 30, 2011, respectively.

As of June 30, 2011, the Entity has defaulted on its obligation to pay interest and repay principal on these Notes.  The Entity is currently in negotiation with the Note holders to restructure this obligation.

NOTE 9.  CAPITAL STOCK

The Entity’s authorized capital stock consists of 100,000,000 shares of common stock with a par value of $0.001. 66,191,185 shares were outstanding as of June 30, 2011.  Subsequent to June 30, 2011, the Entity approved the expansion of its authorized shares.  Subsequent to this revision the Entity’s authorized capital stock consists of 200,000,000 shares of Common Stock and 100,000,000 shares of Preferred Stock both with par value of $0.001.

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

During the year ended June 30, 2011, the Entity issued a total of 1,055,153 shares of common stock. 430,153 were issued as Stock based compensation for employees valued at $61,870; and 625,000 were issued for professional services for consideration valued at $57,000.

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

Compensation cost arising from non-vested stock granted to employees and from non-employees stock awards is recognized as expense using the graded vesting attribution method over the vesting period.  As of June 30, 2011, there was $291,208 of remaining unrecognized compensation cost related to non-vested stock; that cost is expected to be recognized over a weighted average period of 2.3 years.

During the years ended June 30, 2011 and 2010, the Entity issued shares as well as options and warrants for shares of stock in connection with the recruitment of directors, officers and employees as well as for professional service vendors.   Based on these activities, compensation cost of $451,858 and $1,146,799 was recognized in the years ended June 30, 2011 and 2010, respectively.

The following table summarizes the Entity’s stock options and warrants outstanding as of June 30, 2011 and 2010, as well as option and warrant activity during the twelve months then ended:

	Number of Shares Outstanding Under Options and Warrants	Weighted Average Exercise Price

Balance, June 30, 2009	6,279,039	0.14
Granted	4,956,325	0.30
Exercised	(3,029,038)	0.05
Forfeited or Expired	410,278	0.58

Balance, June 30, 2010	7,796,048	$0.25

Granted	7,211,672	0.05
Exercised	-	-
Forfeited or expired	(189,995)	0.17

Balance, June 30, 2011	14,817,725	$0.15
Exercisable, June 30, 2011	8,365,033	$0.21

The following table is a summary of the Entity’s non-vested stock options

	Number of shares	Weighted-Average Grant-Date Fair Value
Non-vested balance, June 30, 2010	2,410,834	$0.30

Granted	7,211,672	0.05
Vested	(3,069,814)	0.20
Forfeited/Expired	(100,000)	0.14

Non-vested balance, June 30, 2011	6,452,692	$0.07

The weighted average fair value of options and warrants granted during the years ended June 30, 2011 and 2010 was $0.05 and $0.30 per share, respectively. The total intrinsic value of options exercised during the years ended June 30, 2011 and 2010, was $0 and $315,020, respectively. The aggregate intrinsic value of the outstanding options at June 30, 2011 and 2010 was $0 and $100,000, respectively.

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

The components of deferred tax assets are as follows:

	6/30/11	6/30/10

Accumulated Net loss	$8,587,957	$8,082,315

Valuation allowance	(8,587,957)	(8,082,315)

Net deferred tax assets	$-	$-

NOTE 12.  GOING CONCERN

The Entity became operational during the year ended June 30, 2009 and exited the development stage.  The Entity began to realize substantial revenue in year ended June 30, 2009 which has grown by over 567,000 to $1,665,700 in the year ended June 30, 2011.  Through June 30, 2011 the Entity has accumulated losses of $8,587,957.  The Entity expects to generate revenues from corporate clients and partners in the way of software licensing revenue, as well as for its production services.

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

NOTE 13.  SUBSEQUENT EVENTS

Effective August 3, 2011, the Entity authorized the addition of 100,000,000 shares of both Common and Preferred Stock to its capital structure.  Subsequent to this modification, the Entity has 200,000,000 of Common Shares and 100,000,000 of Preferred shares authorized at a par value of $0.001.