Form 10-Q
period 2011-09-30
VIDAROO Corp
filed 2011-11-14
CIK 1418826

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 4, 2011 there were 66,285,614 outstanding shares of the Registrant's Common Stock, $.001 par value.

VIDAROO CORPORATION
SEPTEMBER 30, 2011 QUARTERLY REPORT ON FORM 10-Q

 VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	June 30, 2011
Assets

Current:
Cash and cash equivalents	$38,301	$73,598
Accounts Receivable	52,528	89,908
Other Current Assets	7,096	9,565
Total Current Assets	97,925	173,071
Furniture and Equipment:
Computer equipment	114,582	114,582
Office furniture and fixtures	14,252	14,252
	128,834	128,834
Less Accumulated depreciation	(90,848)	(84,452)
Net Furniture and Equipment	37,986	44,382

Other Assets – Deposits	3,977	665
Total Assets	$139,888	$218,118

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts Payable	$378,573	$362,355
Accrued Salaries	258,060	246,213
Deferred revenue	39,836	86,461
Accrued interest	150,638	183,516
Convertible secured promissory notes	275,047	454,731
Promissory Notes and Notes payable	423,273	698,293
Total Current Liabilities and Total Liabilities	1,525,427	2,031,569

Stockholders' (Deficit) Equity:

Common stock, $.001 par value; 100,000,000 shares authorized;
66,285,614 and 66,191,032 issued and outstanding at September and June 30, 2011, respectively	66,286	66,191
Additional paid in capital	6,469,149	6,443,442
Accumulated Deficit	(8,185,847)	(8,587,957)

Total Stockholders’ Deficit of Vidaroo Corporation	(1,650,412)	(2,078,324)
Noncontrolling Interest	264,873	264,873
Total Stockholders’ Deficit	(1,385,539)	(1,813,451)
Total Liabilities and Stockholders’ Deficit	$139,888	$218,118

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	3 Months Ended	3 Months Ended
	9/30/11	9/30/10

REVENUES	$308,290	$524,480

Cost of Sales	(41,957)	(105,400)

Operating Margin	266,333	419,080

Operating Expenses
Selling, General and Administrative	344,514	493,700
Depreciation and Amortization	6,396	12,557
Total expenses	350,910	506,257

Loss from Operations	(84,577)	(87,177)

Interest expense	(57,890)	(76,047)

Gain on adjustment to fair market value of outstanding indebtedness	544,577	-

Net Income (loss) before Noncontrolling interest	402,110	(163,224)

Net Loss attributable to Noncontrolling Interest	-	211

NET INCOME (LOSS) TO COMMON SHAREHOLDERS OF VIDAROO CORPORATION	$402,110	$(163,013)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.01	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING	66,239,449	58,212,863

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT/EQUITY
(UNAUDITED)

	Class A		Additional
	Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance at June 30, 2011	66,191,185	$66,191	$6,443,442	$(8,587,957)	$264,873	$(1,813,451)

Stock based compensation cost for Employees	94,429	95	25,707	-	-	25,802

Net Income	-	-	-	402,110	-	402,110

Balance at September 30, 2011	66,285,614	$66,286	$6,469,149	$(8,185,847)	$264,873	$(1,385,539)

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS(UNADUITED)

	3 Months Ended	3 Months Ended
	9/30/11	9/30/10
Cash Flows from Operating Activities:
Net Income (loss)	$402,110	$(163,013)
Adjustments to reconcile net income (loss) to net cash used
by operating activities:
Depreciation	6,396	5,901
Amortization	-	6,656
Amortization of deferred financing costs	-	20,154
Officer salary forgiveness	5,148	17,732
Common stock and warrants issued for services to
Nonemployees	-	45,400
Stock-based compensation	25,802	53,522
Gain on adjustment to Fair market value of outstanding indebtedness	(544,577)	-
Noncontrolling interest in loss of subsidiary	-	(211)
Net changes in:
Other current assets	2,469	3,626
Accrued Salaries	6,699	86,013
Accounts receivable	37,380	(136,051)
Accounts payable and accrued expenses	16,218	20,401
Accrued interest	56,995	45,864
Deferred revenue	(46,625)	(17,161)
Net Cash Used By Operating Activities	(31,985)	(11,167)

Cash Flows from Investing Activities:
Deposits	(3,312)	-

Net Cash Used By Investing Activities	(3,312)	-

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes	-	5,000
Net Cash Provided By Financing Activities	-	5,000

Net Decrease in Cash and Cash Equivalents	(35,297)	(6,167)

Cash and Cash Equivalents, Beginning	73,598	8,509

Cash and Cash Equivalents, Ending	$38,301	$2,342

Supplemental cash flow information:
Interest Paid	895	9,766

See accompanying notes to consolidated financial statements.

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Vidaroo Corporation (“Vidaroo” or the “Entity”) and its consolidated subsidiaries, E360, LLC (E360) and Media Evolutions (MEV) is a video technology company.  The Entity licenses its Online Video Platform (OVP) and performs professional video production.  The Entity changed its name from Gen2Media Corporation to Vidaroo effective April 26, 2010.

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

Basis of Presentation

Unaudited Interim Financial Statements
The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the Entity’s Annual Report on Form 10-K for the year ended June 30, 2011, as filed with the SEC on September 28, 2011 (the “2011 Annual Report”).

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

Basis of Consolidation
The accompanying consolidated financial statements include the accounts and transactions of Vidaroo and its subsidiary E360 as well as MEV.  Vidaroo has a 95% interest in E360, which was acquired by Vidaroo in a stock exchange.  MEV is controlled by Vidaroo pursuant to a management agreement between the two companies.  All significant intercompany accounts and transactions are eliminated in consolidation.

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

Long-Lived Assets
The Entity evaluates the recoverability of its long−lived assets, including intangibles, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of long−lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. No impairment charges were incurred during the three months ended September 30, 2011 and 2010.

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

Earnings per Common share
Basic earnings per common share excludes potentially dilutive securities and is computed by dividing net earnings(loss) by the weighted average number of common shares outstanding during the period.  Fully diluted earnings per share are not displayed as the impact of including those shares would be anti-dilutive. For the quarters ended September 30, 2011 and 2010 the Entity had 20,556,233 and 10,017,542 potentially dilutive common shares, respectively, which were not included in the calculation of diluted loss per share.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011.

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

The Entity considers its Debt instruments to have Level 3 inputs.  Those inputs include the fair value of Vidaroo’s common stock and the number of shares the Entity is offering to convert its current outstanding debt and accrued interest to equity of the Entity.

NOTE 3. RECENT ACCOUNTING STANDARDS

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (ASU 2010-06), to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements.  The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010.  The adoption of the additional requirements is not expected to have any financial impact on the Entity’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU No. 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Entity’s consolidated financial position or results of operations. The Entity adopted the pronouncement on January 1, 2011 resulting in no impact to the Entity’s consolidated financial statements.

In December 2010, FASB issued ASC ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) — Intangibles — Goodwill and Other.” ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2, if qualitative factors indicate that it is more likely than not that goodwill impairment exists. The amendments to this update are effective for us in the first quarter of 2011. Any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. The Entity adopted the pronouncement on January 1, 2011 resulting in no impact to the Entity’s consolidated financial statements.

The recent accounting standards disclosed shall be read in conjunction with the disclosures made in the Entity's Annual Report on form 10-K for the fiscal year ended June 30, 2011.

NOTE 4.  DEBT

Notes Payable

In connection with the management agreement entered into with MEV, Vidaroo became obligated for the repayment of certain notes payable currently outstanding.  These notes originally consisted of a term loan and a line of credit. The notes were secured by a personal guarantee from Richard Brock, Ian McDaniel and Mark Argenti.  The term loan originated on September 20, 2005 with a face value of $100,000 and required monthly payments of principal and interest over a five year period maturing on September 20, 2010 and bears interest at 6.75%.  On June 30, 2009, MEV agreed to convert the outstanding balance on the line of credit to a term loan and repay it over a 15 month period maturing on September 20, 2010 with an interest rate of 6.5%.  During June, 2010, Richard Brock exercised his right as guarantor on these loans and satisfied the obligation to the bank.  This loan is currently a demand obligation to Richard Brock.  There was $40,040 outstanding at September 30, 2011 on this obligation.  A third party added $5,000 to this demand balance during the quarter ended September 30, 2010.

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

The holders of the Notes have the option, but not the obligation, to convert the outstanding principal into common stock at any time under any of the following terms: A conversion price of $.25 per share; a conversion price of 30% less than price per share obtained in the next round of financing contemplated for $5 million to be completed by the Entity; a conversion price of 30% less than the price per share paid in the event of a sale of the company, or $0.13 per share in the event the Entity does not raise a minimum of $1 million in additional financing.

The notes contain warrants to purchase shares valued at 20% of the face value of the note assuming a stock value of $0.25 per share and an exercise price of $0.001 per share. If the value of common stock at the time of conversion is less than $0.25, the payee shall receive additional warrants to bring the total value of warrants issued under this program to be equal to 20% of the face value of the Note. The Notes also included a beneficial conversion feature as the obligations can convert into equity for an exercise price less than the share price at the time of issuance at the option of the holder. Based on these features, the proceeds from debt were split between the value of the warrants and the debt. Further, the debt obligation must have value assigned to the beneficial conversion feature. These valuations cause the proceeds from these notes to be allocated to additional paid capital with $248,953 assigned to the value of the warrants and the remaining $351,047 assigned to the beneficial conversion feature. The face value of the debt will be accreted to interest expense over the 1-year term of the debt.  During the quarter ended September 30, 2011 and 2010, $0 and $151,232, respectively was accreted to interest.

During the year ended June 30, 2010, the Entity and the holders of the Notes agreed to extend the terms of repayment for these notes.  The notes were either extended through August 1, 2010, March 31, or June 30, 2011.  Under the terms of the extensions, the holders were provided with additional consideration.  Those Note holders that extended through August were provided with additional shares of Common Stock and those that extended through 2011 received an increase in the interest rate from 12% to 13%.  Of the $590,000 outstanding as of June 30, 2011, $290,000, $95,000 and $205,000 matures on August 1, 2010, March 31 and June 30, 2011, respectively.

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

Promissory Notes Payable

During the years ended June 30, 2011 and 2010 and the quarters ended September 30, 2011 and 2010,  the Entity issued debt instruments in the form of promissory notes with a face value of $620,500 (the “ Promissory Notes”) and bear interest at 12%. These Promissory Notes were issued in two traunches.  Traunch I has a face value of $231,500 and is due and payable one year from issuance.  Traunch I was issued during the fourth quarter of the year ended June 30, 2009, and was originally due during the quarter ending June 30, 2010.  Traunch II had an original face value of $638,000 and was originally due and payable on December 31, 2010.  Interest is paid monthly.

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

Fair Value

The Notes Payable, Convertible Secured Promissory Notes and Promissory Notes are stated at fair value.  Fair value is as follows:

	Face value	Adjustment to face value	Fair value as of September 30, 2011

Promissory Notes and Notes Payable	$903,040	$(479,767)	$423,273
Convertible Secured Promissory Notes Payable	590,000	(314,953)	275,047
Accrued interest	295,102	(144,464)	150,638
Total	$1,748,102	$(939,184)	$848,958

During the quarter ended September 30, 2011, the Entity recorded a gain of $544,577.  This gain had the effect of increasing the unrealized gain at June 30, 2011 of $394,607 to the $939,184 reported as of September, 30 2011

NOTE 5.  CAPITAL STOCK

The Entity’s authorized capital stock consists of 200,000,000 shares of Class A common stock with a par value of $0.001. 66,285,614 shares were outstanding as of September 30, 2011.  The Entity also has authorized 100,000,000 shares of preferred stock with a par value of $0.001.  There were no shares of preferred stock outstanding as of September 30, 2011.

The Entity has previously filed a registration statement with the SEC that went effective July 11, 2008 and is therefore a reporting public company.  The Entity filed a form 15c2-11 with FINRA and requested permission to trade on the OTC Bulletin Board.  The Entity’s stock began trading on October 3, 2008.

NOTE 6. STOCK BASED COMPENSATION

During the quarters ended September 30, 2011 and 2010, the Entity issued options and warrants for 0 and 226,667, respectively, for shares of common stock, principally in connection with the recruitment and retention of directors, officers, and employees.  Based on these activities compensation cost of $25,801 and $53,522 was recognized in the quarters ended September 30, 2011 and 2010, respectively.  Unrecognized compensation cost related to unvested stock options and warrants at September 30, 2011 was $259,171 and are expected to be recognized over a weighted average period of 24 months.

	Number of Shares Outstanding Under Options and Warrants	Weighted Average Exercise Price

Balance, June30, 2010	7,796,048	0.25
Granted	7,211,672	0.05
Forfeited or expired	(189,995)	0.17

Balance, June 30, 2011	14,817,725	0.15

Granted	-	-
Exercised	-	-
Forfeited or expired	-	-

Balance, September 30, 2011	14,817,725	$0.15
Exercisable, September 30, 2011	9,010,672	0.21

 The following table is a summary of the Entity’s non-vested stock options

	Number of shares	Weighted-Average Grant-Date Fair Value
Non-vested balance, June 30, 2011	6,452,692	$0.07

Granted	-	-
Vested	(645,639)	0.09
Forfeited/Expired	-	-

Non-vested balance, June 30, 2011	5,807,053	$0.07

The total intrinsic value of options exercised during the quarters ended September 30, 2011 and 2010 and was $0. The aggregate intrinsic value of the outstanding options at September 30, 2011 and 2010 was $0.  The intrinsic value of options exercised during the quarters ended September 30, 2011 and 2010 was $0.

NOTE 7.  INCOME TAXES

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

The components of deferred tax assets are as follows:

	9/30/11		6/30/11

Accumulated Net loss		$8,185,847		$8,587,957

Valuation allowance		(8,185,847)		(8,587,957)

Net deferred tax assets	$	_	$	_

NOTE 8.  GOING CONCERN

Through September 30, 2011, the Entity has accumulated losses of $8,185,847.  The Entity expects to generate revenues from its SaaS platform and Production service offerings.  The Entity will either receive a monthly fee for its software platform and engagement fees for its production services.

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

 NOTE 9. CONTRACTUAL OBLIGATIONS

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. References in this section to "Vidaroo Corporation," “Vidaroo,” the "Entity," "we," "us," and "our" refer to Vidaroo Corporation and our direct and indirect subsidiaries on a consolidated basis unless the context indicates otherwise.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010.  Our fiscal year runs from July 1 to June 30.

Revenue

Revenue decreased $216,190 to $308,290 in the quarter ended September 30, 2011 as compared to 2010.  While there is an overall decrease in Revenue, the increase in SaaS revenue from $42,000 to $119,000 is an increase in excess of 178%.  This increase demonstrates the movement that management has expected in Software, as that business is more scalable than our production services.  The year over year revenue decrease was predominantly driven by a strong quarter of Production service revenue in the prior year with that revenue stream decreasing by $238,000 from over $426,000 to $188,000.

Cost of Sales

During the quarter the Entity incurred cost of sales in conjunction with the direct provision of services to our clients.   These expenses consist of bandwidth to deliver licensing of the online video platform, sales commissions, and production personnel as well as equipment to facilitate the provision of our production services.  Cost of sales decreased by $63,443 to $41,957 in the quarter ended September 30, 2011 as compared to 2010.  The decrease was due to a lower cost structure required for the current year production services and more cost efficient infrastructure for the bandwidth requirements associated with delivery of our SaaS OVP.

Operating Margin

The operating margin generated by the services and technologies provided during the quarter ended September 30, 2011 decreased by $152,747 to $266,333 in comparison to the quarter ended September 30, 2010.  The operating margin on the services and technologies produced an Operating Margin of 86% in comparison to 80% in the prior year.  The established infrastructure and technology in place at the Entity allows the provision of our products and services to the marketplace at a low cost ratio for each new client engagement and licensing of the Entity’s software allowing for a strong margin.

Selling General and Administrative

Selling General and Administrative costs generally consist of salaries, professional fees, office expenses and other administrative costs.  These costs decreased by $149,186 to $344,514 for the quarter ended September 30, 2011.  This decrease relates primarily to reduced professional fees from the prior year, specifically related to investor relations costs and the departure of certain personnel in the prior year.

Interest expense

Interest expense decreased by $18,157 to $57,890.  The decrease is due to the noncash expense in the prior year relative to the amortization of deferred financing costs of $20,154 during the quarter ended September 30, 2010.

Net Loss

The net income for the quarter ended September 30, 2011 of $410,110 was a significant improvement over the net loss of $163,224 in the quarter ended September 30, 2010.  The move from a loss to income is reflecting primarily in the gain recognized on the adjustment to the fair value of the Entity’s outstanding indebtedness.

Liquidity and Capital Resources

The Entity had net working capital of $(1,427,502) at September 30, 2011, an improvement of $430,996 compared to June 30, 2011.  The improvement is due to the gain on adjustment to the fair market value of outstanding indebtedness offset by a decrease in current assets.

The Entity has incurred operating losses since its inception.  The Entity’s auditor has emphasized uncertainty regarding our ability to continue as a going concern in his audit report for the year ended June 30, 2011. As shown in the accompanying financial statements, while the Entity realized net income of $402,110 for the quarter ended September 30, 2011 there remains an accumulated deficit of $8,185,847 as of September 30, 2011.

The entity is in the process of negotiating with the holders of its Convertible Promissory Notes, Promissory Notes and Notes Payable to modify the terms of the obligations.  The Entity has proposed converting the debt obligations to equity in Vidaroo.  Negotiations are ongoing.

Other components of the Entity’s working capital and changes therein are discussed as follows:

Cash and Cash Equivalents. For the three month period ended September 30, 2011, cash and cash equivalents decreased to $38,301 from $73,598 at June 30, 2011.

Cash Flows from Operating Activities. Net cash used by operating activities was $31,985 for the three months ended September 30, 2011, a decrease of $20,818 over the first quarter of the prior year.  The change in cash flows from operating activities is primarily attributable to the degradation in operating results.

Cash Flows from Financing Activities. Net cash provided by financing activities was $0 for the three months ended September 30, 2011, as there was no financing activity.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were ineffective due to the lack of segregation of duties and the lack of audit committee oversight. Upon the acquisition of adequate capital the Entity intends to remediate the deficiencies through the deployment of additional personnel and implementation of an audit committee.

Management’s Quarterly Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of September 30, 2010 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of September 30, 2011.

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

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2011, the Entity has $590,000 of Convertible secured promissory notes and $903,040 of Promissory notes and notes payable outstanding.  The $590,000 of Convertible secured promissory notes and $858,000 of the Promissory Notes was due and unpaid as of September 30, 2011.  Additionally during the three months months ended September 30, 2011, the Entity did not pay interest at the stated face amount of the obligation which has resulted in unpaid accrued interest, when added to the amount unpaid as of June 30, 2011 of $295,102.

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

VIDAROO CORPORATION

DATE: November 14, 2011	By:	/s/ Mark Argenti
Mark Argenti
Chief Executive Officer (principal executive officer)

	By:	/s/ Thomas Moreland
Thomas Moreland
Chief Financial Officer and Treasurer (Principal financial and accounting officer)