Form 10-Q
period 2011-12-31
VIDAROO Corp
filed 2012-02-14
CIK 1418826

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLYLY PERIOD ENDED DECEMBER 31, 2011
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of February 6, 2011 there were 66,456,743 outstanding shares of the Registrant's Common Stock, $.001 par value.

VIDAROO CORPORATION
DECEMBER 31, 2011 QUARTERLY REPORT ON FORM 10-Q

 VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011 (Unaudited)	June 30, 2011
Assets

Current:
Cash and cash equivalents	$44,876	$73,598
Accounts Receivable	89,832	89,908
Other Current Assets	5,995	9,565
Total Current Assets	140,703	173,071
Furniture and Equipment:
Computer equipment	114,582	114,582
Office furniture and fixtures	14,252	14,252
	128,834	128,834
Less Accumulated depreciation	(97,067)	(84,452)
Net Furniture and Equipment	31,767	44,382

Other Assets – Deposits	3,977	665
Total Assets	$176,447	$218,118

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts Payable	$432,619	$362,355
Accrued Salaries	262,687	246,213
Deferred revenue	35,459	86,461
Accrued interest	165,898	183,516
Convertible secured promissory notes	225,213	454,731
Promissory Notes and Notes payable	390,714	698,293
Total Current Liabilities and Total Liabilities	1,512,590	2,031,569

Stockholders' (Deficit) Equity:

Common stock, $0.001 par value; 200,000,000 shares authorized;
66,456,743 and 66,191,032 issued and outstanding at December 31 and June 30, 2011, respectively	66,457	66,191
Preferred stock, $0.001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding at December 31, and June 30, 2011	-	-
Additional paid in capital	6,518,910	6,443,442
Accumulated Deficit	(8,186,383)	(8,587,957)

Total Stockholders’ Deficit of Vidaroo Corporation	(1,601,016)	(2,078,324)
Noncontrolling Interest	264,873	264,873
Total Stockholders’ Deficit	(1,336,143)	(1,813,451)
Total Liabilities and Stockholders’ Deficit	$176,447	$218,118

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Quarter Ended	Quarter Ended	6 Months Ended	6 Months Ended
	12/31/11	12/31/10	12/31/11	12/31/10

REVENUES	$416,544	$387,562	$724,834	$912,042

Cost of sales	(81,246)	(112,601)	(123,203)	(218,001)

Operating margin	335,298	274,961	601,631	694,041

Operating expenses
Selling, general and administrative	395,721	583,827	740,235	1,077,527
Depreciation and amortization	6,216	11,712	12,612	24,269
Total expenses	401,937	595,539	752,847	1,101,796

Loss from operations	(66,639)	(320,578)	(151,216)	(407,755)

Interest expense	(50,298)	(36,649)	(108,188)	(112,696)

Gain on adjustment to fair market value of outstanding indebtedness	116,401	-	660,978	-

NET INCOME (LOSS)	(536)	(357,227)	401,574	(520,451)

Net loss attributable to noncontrolling interest	-	-	-	211

NET (INCOME) LOSS TO COMMON SHAREHOLDERS OF VIDAROO CORPORATION	$(536)	$(357,227)	$401,574	$(520,240)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.01)	$0.01	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	66,442,767	65,858,106	66,316,9766	65,710,508

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT/EQUITY
(UNAUDITED)

	Class A		Additional
	Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance at June 30, 2011	66,191,185	$66,191	$6,443,442	$(8,587,957)	$264,873	$(1,813,451)

Stock based compensation cost for Employees	265,558	266	75,468	-	-	75,734

Net Income	-	-	-	401,574	-	401,574

Balance at December 31, 2011	66,456,743	$66,457	$6,518,910	$(8,186,383)	$264,873	$(1,336,143)

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	6 Months Ended	6 Months Ended
	12/31/11	12/31/10
Cash Flows from Operating Activities:
Net Income (loss)	$401,574	$(520,240)
Adjustments to reconcile net loss to net cash used
by operating activities
Depreciation	12,615	10,958
Amortization	-	13,312
Amortization of deferred financing costs	-	40,308
Accretion of accrued salaries	10,296	22,881
Gain on adjustment to Fair market value of outstanding indebtedness	(660,978)	-
Common stock and warrants issued for services to
Nonemployees	-	55,000
Stock-based compensation	75,734	303,409
Noncontrolling interest in loss of subsidiary	-	(211)
Net changes in:
Other current assets	3,570	1,324
Accrued Salaries	6,178	78,128
Accrued Interest	106,263	73,146
Accounts receivable	76	(27,792)
Accounts payable and accrued expenses	70,264	(20,240)
Deferred revenue	(51,002)	(36,427)
Net Cash Used By Operating Activities	(25,410)	(6,444)

Cash Flows from Investing Activities:
Deposits	(3,312)	-
Purchase of furniture and equipment	-	(3,002)

Net Cash Used By Investing Activities	(3,312)	(3,002)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes	-	5,000
Repayments of notes payable	-	(1,500)
Net Cash Provided By Financing Activities	-	3,500

Net Decrease in Cash and Cash Equivalents	(28,722)	(5,946)

Cash and Cash Equivalents, Beginning	73,598	8,509

Cash and Cash Equivalents, Ending	$44,876	$2,563

Supplemental cash flow information:
Other disclosures:
Interest Paid	$1,925	$19,696

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
Revenue is generated from monthly subscription fees from subscribers to the OVP.  Revenue is recognized ratably over the contract period for each subscriber.  Revenue is also generated in connection with the production of video content.  Revenue is recognized when services are rendered in accordance with the terms of the agreement provided that the collection of the associated receivable is reasonably assured and there are no remaining significant obligations.

Long-Lived Assets
The Entity evaluates the recoverability of its long−lived assets, including intangibles, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of long−lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. No impairment charges were incurred during the six months ended December 31, 2011 and 2010.

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

Income Taxes
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences less estimated valuation allowances.  Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus change during the period in deferred tax assets and liabilities and valuation allowances.

Earnings per Common share
Basic earnings per common share excludes potentially dilutive securities and is computed by dividing net earnings(loss) by the weighted average number of common shares outstanding during the period.  Fully diluted earnings per share are not displayed as the impact of including those shares would be anti-dilutive. For the six months ended December 31, 2011 and 2010 the Entity had 22,494,115 and 16,823,409 potentially dilutive common shares, respectively, which were not included in the calculation of diluted income (loss) per share.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011.

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

NOTE 3. RECENT ACCOUNTING STANDARDS

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220),” which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. The components of comprehensive income will not be changed, nor does the ASU affect how earnings per share is calculated or reported. These amendments will be reported retrospectively upon adoption. The adoption of the ASU will be required for the Company’s March 31, 2012 Form 10-Q filing, and is not expected to have a material impact on the Company.

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

The notes contain warrants to purchase shares valued at 20% of the face value of the note assuming a stock value of $0.25 per share and an exercise price of $0.001 per share. If the value of common stock at the time of conversion is less than $0.25, the payee shall receive additional warrants to bring the total value of warrants issued under this program to be equal to 20% of the face value of the Note. The Notes also included a beneficial conversion feature as the obligations can convert into equity for an exercise price less than the share price at the time of issuance at the option of the holder. Based on these features, the proceeds from debt were split between the value of the warrants and the debt. Further, the debt obligation must have value assigned to the beneficial conversion feature. These valuations cause the proceeds from these notes to be allocated to additional paid capital with $248,953 assigned to the value of the warrants and the remaining $351,047 assigned to the beneficial conversion feature. The face value of the debt was accreted to interest expense over the 1-year initial term of the debt.

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

Effective July 1, 2010, the Entity discontinued paying interest to the holders of its Convertible Secured Promissory Note and Promissory Note holders, due to a shortfall in liquidity.  The Entity is reviewing this issue on an ongoing basis in an effort to resume these payments.  During the three months ended December 31, 2010, the Entity made a partial payment on its interest obligation, but has not made payments since December 31, 2010.

As stated above the principal on these notes is past due.  The Notes have neither been repaid nor have they been converted into common stock.  The Entity is currently negotiating with the Holders to convert the obligations into equity of the Entity.

Promissory Notes Payable

During the years ended June 30, 2011 and 2010, the Entity issued debt instruments in the form of promissory notes with an aggregate face value of $620,500 (the “Promissory Notes”) and bear interest at 12%. These Promissory Notes were issued in two traunches.  Traunch I has a face value of $231,500 and is due and payable one year from issuance.  Traunch I was issued during the fourth quarter of the year ended June 30, 2009, and was originally due during the six months ending June 30, 2010.  Traunch II had an original face value of $638,000 and was originally due and payable on December 31, 2010.  Interest is due monthly.

During the year ended June 30, 2010, the Entity and the Note holders agreed to extend the maturity dates on $531,500 of the Notes.  In consideration for the extension of terms the Entity agreed to increase the rate of interest on the Notes to 13%.  Of the $859,500 still outstanding on the Notes, $328,000, $312,000, and 519,500 were due on December 31, 2010, March 31 and June 30, 2011, respectively.

As stated above, the principal on these notes is past due.  The Entity is currently negotiating with the Holders to come to resolution.

Notes Payable

In connection with the management agreement entered into with MEV, Vidaroo became obligated for the repayment of certain notes payable currently outstanding.  These notes originally consisted of a term loan and a line of credit and were secured by personal guarantees of certain officers of the Entity.  During June, 2010, one of the guarantors exercised his right on these loans and satisfied the obligation to the bank.  This loan is currently a demand obligation to that individual.  There was $40,040 outstanding at December 31, 2011 on this obligation.  A third party added $5,000 to this demand balance during the six months ended December 31, 2010.

Fair Value

The Notes Payable, Convertible Secured Promissory Notes and Promissory Notes are stated at fair value.  Fair value is as follows:

	Face value	Adjustment to face value	Fair value as of December 31, 2011

Promissory Notes and Notes Payable	$903,040	$(529,600)	$373,440
Convertible Secured Promissory Notes Payable	590,000	(347,512)	242,488
Accrued interest	344,370	(178,472)	165,898
Total	$1,837,410	$(1,055,584)	$781,826

During the six months ended December 31, 2011, the Entity recorded a gain of $660,978.  This gain had the effect of increasing the unrealized gain at June 30, 2011 of $394,607 to the $1,055,584 reported as of December 31, 2011

NOTE 5.  CAPITAL STOCK

The Entity’s authorized capital stock consists of 200,000,000 shares of Class A common stock with a par value of $0.001. 66,456,743 shares were outstanding as of December 31, 2011.  The Entity also has authorized 100,000,000 shares of preferred stock with a par value of $0.001.  There were no shares of preferred stock outstanding as of December 31, 2011.

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

During the three and six months ended December 31, 2011 and 2010, the Entity issued options and warrants as indicated in the table below for shares of common stock, principally in connection with the recruitment and retention of directors, officers, and employees.  Based on these activities compensation cost of $32,749 and $44,008 was recognized in the three and six months ended December 31, 2011, respectively, and $227,130 and $271,339 in the three and six months ended December 31, 2010, respectively.  Unrecognized compensation cost related to unvested stock options and warrants at December 31, 2011 was $433,176 and is expected to be recognized over a weighted average period of 25 months.

	Number of Shares Outstanding Under Options and Warrants	Weighted Average Exercise Price

Balance, June30, 2010	7,796,048	0.25
Granted	7,211,672	0.05
Forfeited or expired	(189,995)	0.17

Balance, June 30, 2011	14,817,725	0.15

Granted	1,770,705	0.05
Exercised	-	-
Forfeited or expired	-	-

Balance, December 31, 2011	16,588,430	$0.14
Exercisable, December 31, 2011	9,633,447	0.20

The following table is a summary of the Entity’s non-vested stock options

	Number of shares	Weighted-Average Grant-Date Fair Value
Non-vested balance, June 30, 2011	6,452,692	$0.07

Granted	1,770,705	0.05
Vested	(1,268,414)	0.07
Forfeited/Expired	-	-

Non-vested balance, December 31, 2011	6,945,983	$0.06

The total intrinsic value of options exercised during the six months ended December 31, 2011 and 2010 and was $0. The aggregate intrinsic value of the outstanding options at December 31, 2011 and 2010 was $0.  The intrinsic value of options exercised during the six months ended December 31, 2011 and 2010 was $0.

Stock Based Compensation also includes restricted shares issued to certain Officers and Directors as a component of total compensation.  In the three and six months ended December 31, 2011, the Entity issued 94,429 and 265,558 shares, respectively, resulting in Compensation expense of $17,183 and $31,725 shares, respectively.   In the three and six months ended December 31, 2010, the Entity issued 94,429 and 224,734 shares, respectively, resulting in Compensation expense of $22,759and $32,073, respectively.

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

The components of deferred tax assets are as follows:

	9/30/11	6/30/11

Accumulated Net loss	$8,186,383	$8,587,957

Valuation allowance	(8,186,383)	(8,587,957)

Net deferred tax assets	$-	$-

NOTE 8.  GOING CONCERN

Through December 31, 2011, the Entity has accumulated losses of $8,186,383.  The Entity expects to generate revenues from its SaaS platform and Production service offerings.  The Entity will either generate revenue from receiving monthly subscription fees for its software platform or engagement fees for its production services to maintain its operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Vidaroo is a video technology company.  The Entity licenses its Online Video Platform, and performs professional video production.  Vidaroo’s Online Video Platform (“OVP”) is licensed under a Software-as-a-Service (“SaaS”) model.  The SaaS model allows the Company to generate monthly recurring revenue that is scalable and stable.  The OVP’s functionality allows both users and representatives or affiliates of the Entity to use or promote the OVP based on automated interfaces independent of personal contact with the Entity.  Our Production capabilities include creation and support of video imagery for top line names in the entertainment business.  We also provide support of video production for traditional media and corporate presentations, as well as in-house production of content.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010.  Our fiscal year runs from July 1 to June 30.

Revenue

Revenue increased $28,982 to $416,544 and decreased $187,208 to $724,834 in the three and six months ended December 31, 2011 as compared to 2010, respectively. The quarterly increase in revenue was driven by an increase in SaaS revenue, which grew from $65,000 to $122,000, an increase of 88%. SaaS revenue for the six months ended December 31, 2011was 241,000, an increase of $133,000 as compared to 2010. This growth was largely due to low cost web-based promotional activities, direct sales from the Entity’s affiliates and business development activities of Executive Management without the use of external capital to leverage marketing initiatives. Production revenue was consistent in the three months ended December 31, 2011 as compared to 2010 with revenue of 298,000 and 296,000, respectively.  The overall decrease in revenue in the six months ended December 31, 2011 as compared to 2010 was due to lower production in the three months ended September 30, 2011 as compared to 2010.

Cost of Sales

During the three and six months, the Entity incurred cost of sales in conjunction with the direct provision of services to our clients.   These expenses consist of bandwidth to deliver licensing of the online video platform, sales commissions, and production personnel as well as equipment to facilitate the provision of our production services.  Cost of sales decreased by $31,355 to $81,246 and 94,798 to $218,001 in the three and six months, respectively, ended December 31, 2011 as compared to 2010.  The decrease was due to a lower cost structure required for the current year production services and more cost efficient infrastructure for the bandwidth requirements associated with delivery of our SaaS OVP.

Operating Margin

The operating margin generated by the services and technologies provided increased by $40,337 to $335,298 and decreased by $92,410 to $601,631 during the three and six months ended December 31, 2011, respectively, in comparison 2010.  The operating margin on the services and technologies produced an Operating Margins of 80% and 83% in the three and six months ended December 31, 2011, respectively.  This compares favorably to Operating Margins from the prior year of 71% and 76% in the three and six months ended December 31, 2010, respectively. The established infrastructure and technology in place at the Entity allows the provision of our products and services to the marketplace at a low cost ratio for each new client engagement and licensing of the Entity’s software allowing for a strong margin.  The Margins earned in the Production business account for the increase in year over year Margins as the prior year engagements had a higher variable cost structure for the Entity.

Selling General and Administrative

Selling General and Administrative costs generally consist of salaries, including stock-based compensation, professional fees, office expenses and other administrative costs.  These costs decreased by $188,106 to $395,721 and $327,561 to $740,325 for the three and six months ended December 31, 2011, respectively, in comparison to 2010.  For the three months ended December 31, 2011this decrease relates primarily to reduced costs for stock based compensation of $209,000 as well as reductions in rent and other recurring costs of $31,000 offset by increases in salaries of $31,000 and legal fees of $21,000.  For the six months ended December 31, 2011, the decrease is also driven by reduced costs for stock based compensation of $283,000 as well decreases in items such as salary and rent of $81,000 offset by increased legal fees of $37,000.

Loss from operations

The improvement in Loss from Operations for the three and six months ended December 31, 2011 was a significant in comparison to the performance in the three and six months ended December 31, 2010.  The focus of the Entity on its remaining two business units, after having eliminated the pursuit of an advertising model and revenues, has produced tangible results.  The focus on these two business units has allowed the Entity to spend its resources in ongoing development of its OVP, aligning those efforts directly to subscription revenue, while the production team has continued to deliver a superior service product to its clients. This focus has allowed the Entity to keep discretionary spending to a minimum, delivering optimized results ion Operations.

Gain on Adjustment to fair market value of outstanding indebtedness

Gain on Adjustment to fair market value of outstanding indebtedness relates to the marking of the Entity’s outstanding indebtedness to fair market value.  The valuation of the Entity’s debt and related accrued interest were marked to fair market value based on the use of Level 3 inputs.  These inputs are the Entity’s share value and the potential number of shares being offered to the counterparty to the debt instruments.  The gain in the three and six months ended December 31, 2011 has been driven off these assumptions and the changes to the potential number of shares and related fair market value during the three and six months ended December 31, 2011.

Liquidity and Capital Resources

The Entity had net working capital of $(1,371,887) at December 31, 2011, an improvement of $486,611 compared to June 30, 2011.  The improvement is due to the gain on adjustment to the fair market value of outstanding indebtedness offset by the Entity’s Operating losses which have been absorbed into working capital through increased short term liabilities or decrease short term assets.

The Entity has incurred operating losses since its inception.  The Entity’s auditor has emphasized uncertainty regarding our ability to continue as a going concern in his audit report for the year ended June 30, 2011. As shown in the accompanying financial statements, while the Entity realized net income of $401,574 for the six months ended December 31, 2011 it was driven by the fair market value adjustment to the Entity’s debt while there remains an accumulated deficit of $8,186,383 as of December 31, 2011.

The entity is in the process of negotiating with the holders of its Convertible Promissory Notes, Promissory Notes and Notes Payable to modify the terms of the obligations.  The Entity has proposed converting the debt obligations to equity in Vidaroo.  Negotiations are ongoing. Upon successful completion of this proposed transaction, the Entity intends to raise capital for growth purposes.

Other components of the Entity’s working capital and changes therein are discussed as follows:

Cash and Cash Equivalents. For the six month period ended December 31, 2011, cash and cash equivalents decreased to $44,876 from $73,598 at June 30, 2011.

Cash Flows from Operating Activities. Net cash used by operating activities was $25,410 for the six months ended December 31, 2011, a decrease of $18,966 over the first six months of the prior year.  The change in cash flows from operating activities is primarily attributable the repayment of certain short term liabilities in the current period with the cash the Entity had on hand as of June 30, 2011.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were ineffective due to the lack of segregation of duties and the lack of audit committee oversight. Upon the acquisition of adequate capital the Entity intends to remediate the deficiencies through the deployment of additional personnel and implementation of an audit committee.

Management’s Quarterly Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of December 31, 2011 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2011.

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

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As of December 31, 2011, the Entity has $590,000 of Convertible secured promissory notes and $903,040 of Promissory notes and notes payable outstanding.  The $590,000 of Convertible secured promissory notes and $858,000 of the Promissory Notes was due and unpaid as of December 31, 2011.  Additionally since July 1, 2010, the Entity has not paid interest at the stated face amount of the obligation which has resulted in unpaid accrued interest, as of December 31, 2011 of $344,370.

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

VIDAROO CORPORATION

DATE: February 14, 2012	By:	/s/ Mark Argenti
Mark Argenti
Chief Executive Officer (principal executive officer)

	By:	/s/ Thomas Moreland
Thomas Moreland
Chief Financial Officer and Treasurer (Principal financial and accounting officer)