Form 10-Q
period 2012-03-31
VIDAROO Corp
filed 2012-05-21
CIK 1418826

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 18, 2012 there were 68,127,872 outstanding shares of the Registrant's Common Stock, $.001 par value.

VIDAROO CORPORATION
MARCH 31, 2012 QUARTERLY REPORT ON FORM 10-Q

 VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	June 30, 2011
Assets

Current:
Cash and cash equivalents	$70,646	$73,598
Accounts Receivable	28,494	89,908
Other Current Assets	5,101	9,565
Total Current Assets	104,241	173,071
Furniture and Equipment:
Computer equipment	114,582	114,582
Office furniture and fixtures	14,252	14,252
	128,834	128,834
Less Accumulated depreciation	(102,064)	(84,452)
Net Furniture and Equipment	26,770	44,382

Other Assets – Deposits	5,477	665
Total Assets	$136,488	$218,118

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts Payable	$365,166	$362,355
Accrued Salaries	234,019	246,213
Deferred revenue	66,910	86,461
Accrued interest	205,738	183,516
Convertible secured promissory notes	306,215	454,731
Promissory Notes and Notes payable	468,685	698,293
Total Current Liabilities and Total Liabilities	1,646,733	2,031,569

Stockholders' (Deficit) Equity:

Common stock, $0.001 par value; 200,000,000 shares authorized;
67,227,872 and 66,191,032 issued and outstanding at March 31, 2012 and June 30, 2011, respectively	67,227	66,191
Preferred stock, $0.001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2012 and June 30, 2011	-	-
Additional paid in capital	6,578,288	6,443,442
Accumulated Deficit	(8,168,630)	(8,587,957)

Total Stockholders’ Deficit of Vidaroo Corporation	(1,523,115)	(2,078,324)
Noncontrolling Interest	12,870	264,873
Total Stockholders’ Deficit	(1,510,245)	(1,813,451)
Total Liabilities and Stockholders’ Deficit	$136,488	$218,118

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Quarter Ended	Quarter Ended	9 Months Ended	9 Months Ended
	3/31/12	3/31/11	3/31/12	3/31/11

REVENUES	$451,789	$279,682	$1,176,623	$1,191,724

Cost of sales	(103,491)	(73,363)	(226,694)	(291,364)

Operating margin	348,298	206,319	949,929	900,360

Operating expenses
Selling, general and administrative	366,915	452,795	1,107,150	1,530,412
Depreciation and amortization	4,999	15,264	17,611	39,533
Total expenses	371,914	468,059	1,124,761	1,569,945

Loss from operations	(23,616)	(261,740)	(174,832)	(669,585)

Interest expense	(53,058)	(79,653)	(161,246)	(192,259)

Unrealized gain (loss) on adjustment to fair market value of financial instruments	(722)	-	660,256	-
Realized Gain from conversion of Noncontrolling interest	95,149	-	95,149	-

NET INCOME (LOSS)	17,753	(341,393)	419,327	(861,844)

Net gain(loss) attributable to noncontrolling interest	-	-	-	211

NET (INCOME) LOSS TO COMMON SHAREHOLDERS OF VIDAROO CORPORATION	$17,753	$(341,393)	$419,327	$(861,633)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.01)	$0.01	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	66,442,767	66,072,777	66,316,976	65,816,104

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT/EQUITY
(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance at June 30, 2011	66,191,185	$66,191	$6,443,442	$(8,587,957)	$264,873	$(1,813,451)

Stock based compensation cost for Employees	436,687	436	124,646	-	-	125,082

Shares issued for Noncontrolling interest	600,000	600	10,200	-	(10,800)	-

Realized gain on acquisition of Noncontrolling interest	-	-	-	-	(95,149)	(95,149)

Unrealized gain on fair value adjustment of Noncontrolling Interest	-	-	-	-	(146,054)	(146,054)

Net Income	-	-	-	419,327	-	419,327

Balance at March 31, 2012	67,227,872	$67,227	$6,578,288	$(8,168,630)	$12,870	$(1,510,245)

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	9 Months Ended	9 Months Ended
	3/31/12	3/31/11
Cash Flows from Operating Activities:
Net Income (loss)	$419,327	$(861,633)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	17,612	19,565
Amortization	-	19,968
Amortization of deferred financing costs	-	60,024
Accretion of accrued salaries	17,160	19,448
Unrealized Gain on adjustment to Fair market value of financial instruments	(660,256)	-
Realized gain on conversion of Noncontrolling interest	(95,149)	-
Common stock and warrants issued for services to
Nonemployees	-	57,000
Stock-based compensation	125,082	357,143
Noncontrolling interest in loss of subsidiary	-	(211)
Net changes in:
Other current assets	4,464	2,071
Accrued Salaries	(29,354)	147,586
Accrued Interest	158,300	132,783
Accounts receivable	61,414	8,937
Accounts payable and accrued expenses	2,811	67,108
Deferred revenue	(19,551)	(6,392)
Net Cash Provided By Operating Activities	1,860	23,397

Cash Flows from Investing Activities:
Deposits	(4,812)	-
Purchase of furniture and equipment	-	(5,287)

Net Cash Used By Investing Activities	(4,812)	(5,287)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes	-	5,000
Repayments of notes payable	-	(1,500)
Net Cash Provided By Financing Activities	-	3,500

Net (Decrease) Increase in Cash and Cash Equivalents	(2,952)	21,610

Cash and Cash Equivalents, Beginning	$73,598	$8,509

Cash and Cash Equivalents, Ending	$70,646	$30,119

Supplemental cash flow information:
Other disclosures:
Interest Paid	$2,946	$19,696

See accompanying notes to consolidated financial statements.

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Vidaroo Corporation (“Vidaroo”, the “Entity” or the “Company”) and its consolidated subsidiaries, E360, LLC (E360) and Media Evolutions (MEV) is a video technology company.  The Entity licenses its Online Video Platform (OVP) and performs professional video production.  The Entity changed its name from Gen2Media Corporation to Vidaroo effective April 26, 2010.
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

Basis of Consolidation
The accompanying consolidated financial statements include the accounts and transactions of Vidaroo and its subsidiary E360 as well as MEV.  Vidaroo has a 97% and 95% interest in E360 at March 31, 2012 and June 30, 2011, respectively, which was acquired by Vidaroo in a stock exchange.  MEV is controlled by Vidaroo pursuant to a management agreement between the two companies.  All significant intercompany accounts and transactions are eliminated in consolidation.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
Revenue is generated from monthly subscription fees from subscribers to the OVP.  Revenue is recognized ratably over the contract period for each subscriber.  Revenue is also generated in connection with the production of video content.  Revenue is either recognized when services are rendered in accordance with the terms of the agreement provided that the collection of the associated receivable is reasonably assured and there are no remaining significant obligations or based on units of service completed dependent upon the complexity of the contract or engagement.

Long-Lived Assets
The Entity evaluates the recoverability of its long−lived assets, including intangibles, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of long−lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. No impairment charges were incurred during the nine months ended March 31, 2012 and 2011.

Computer equipment and Office furniture and fixtures are recorded at cost depreciated on a straight line basis over their expected useful lives of 5 and 7 years, respectively.

Noncontrolling Interest
Noncontrolling interest represents the portion of E360 not owned by Vidaroo.  As of June 30, 2011 the Noncontrolling interest represented a 5% stake in E360.  During the three months ended March 31, 2012, Vidaroo exchanged 600,000 shares of its Common Stock for 2% of E360 and agreed to issue an additional 300,000 shares for another 1% upon satisfaction of certain conditions between the third party noncontrolling owners.

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

Earnings per Common share
Basic earnings per common share excludes potentially dilutive securities and is computed by dividing net earnings(loss) by the weighted average number of common shares outstanding during the period.  Fully diluted earnings per share are not displayed as the impact of including those shares would be anti-dilutive. For the nine months ended March 31, 2012 and 2011 the Entity had 22,500,779 and 19,666,454 potentially dilutive common shares, respectively, which were not included in the calculation of diluted income (loss) per share.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012.

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

The Entity considers its Debt instruments and Noncontrolling interest to have Level 3 inputs.  Those inputs include the fair value of Vidaroo’s common stock and the number of shares the Entity is offering to convert its current outstanding debt and accrued interest to equity of the Entity.

NOTE 3. RECENT ACCOUNTING STANDARDS

None.

The recent accounting standards disclosure should be read in conjunction with the disclosures made in the Entity's Annual Report on form 10-K for the fiscal year ended June 30, 2011.

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

See disclosure in Note 11. Subsequent Events for matters related to this indebtedness that transpired subsequent to the balance sheet date of March 31, 2012.

Promissory Notes Payable

During the years ended June 30, 2011 and 2010, the Entity issued debt instruments in the form of promissory notes with an aggregate face value of $620,500 (the “Promissory Notes”) and bear interest at 12%. These Promissory Notes were issued in two traunches.  Traunch I has a face value of $231,500 and is due and payable one year from issuance.  Traunch I was issued during the fourth quarter of the year ended June 30, 2009, and was originally due during the year ended June 30, 2010.  Traunch II had an original face value of $638,000 and was originally due and payable on December 31, 2010.  Interest is due monthly.

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

See disclosure in Note 11. Subsequent Events for matters related to this indebtedness that transpired subsequent to the balance sheet date of March 31, 2012.

Notes Payable

In connection with the management agreement entered into with MEV, Vidaroo became obligated for the repayment of certain notes payable currently outstanding.  These notes originally consisted of a term loan and a line of credit and were secured by personal guarantees of certain officers of the Entity.  During June, 2010, one of the guarantors exercised his right on these loans and satisfied the obligation to the bank.  This loan is currently a demand obligation to that individual.  There was $40,040 outstanding at March 31, 2012 on this obligation.  A third party added $5,000 to this demand balance during the nine months ended March 31, 2011.

NOTE 5. FAIR VALUE MEASUREMENTS

The Notes Payable, Convertible Secured Promissory Notes and Promissory Notes are stated at fair value.   Fair value is as follows:

	Face value	Adjustment to face value	Fair value as of March 31, 2012

Promissory Notes and Notes Payable	$903,040	$(435,355)	$468,685
Convertible Secured Promissory Notes Payable	590,000	(283,785)	306,215
Accrued interest	396,447	(190,669)	205,738
Total	$1,889,447	$(908,809)	$980,638

The Level 3 inputs used include the number of shares being offered to the holders of the Notes along with fair value of the Company’s Common Stock.  During the three and nine months ended March 31, 2012, the Entity recorded an unrealized (loss)/gain of $(146,776) and $514,202, respectively.  This gain had the effect of increasing the unrealized gain at June 30, 2011 of $394,607 to the $908,809 reported as of March 31, 2012.

Noncontrolling interest is also stated at fair value.  Fair value is as follows:

	Face value	Adjustment to face value	Fair value as of March 31, 2012
Noncontrolling interest	$158,924	$(146,054)	$12,870

The Level 3 inputs used include the number of shares being offered to the holders of the Noncontrolling interest along with fair value of the Company’s Common Stock. During the three and nine months ended March 31, 2012, the Entity recorded an unrealized gain of $146,054.

NOTE 6.  CAPITAL STOCK

The Entity’s authorized capital stock consists of 200,000,000 shares of common stock with a par value of $0.001. 67,227,872 shares were outstanding as of March 31, 2012.  The Entity also has authorized 100,000,000 shares of preferred stock with a par value of $0.001.  There were no shares of preferred stock outstanding as of March 31, 2012.

The Entity has previously filed a registration statement with the SEC that went effective July 11, 2008 and is therefore a reporting public company.  The Entity filed a form 15c2-11 with FINRA and requested permission to trade on the OTC Bulletin Board.  The Entity’s stock began trading on October 3, 2008.

NOTE 7. STOCK BASED COMPENSATION

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

During the three and nine months ended March 31, 2012 and 2011, the Entity issued options and warrants as indicated in the table below for shares of common stock, principally in connection with the recruitment and retention of directors, officers, and employees.  Based on these activities compensation cost of $32,161 and $76,174 was recognized in the three and nine months ended March 31, 2012, respectively, and $39,192 and $310,531 in the three and nine months ended March 31, 2011, respectively.  Unrecognized compensation cost related to unvested stock options and warrants at March 31, 2012 was $202,478 and is expected to be recognized over a weighted average period of 28 months.

	Number of Shares Outstanding Under Options and Warrants	Weighted Average Exercise Price

Balance, June30, 2010	7,796,048	0.25
Granted	7,211,672	0.05
Forfeited or expired	(189,995)	0.17

Balance, June 30, 2011	14,817,725	0.15

Granted	1,770,705	0.05
Exercised	-	-
Forfeited or expired	(163,325)	-

Balance, March 31, 2012	16,425,105	$0.14
Exercisable, March 31, 2012	10,198,587	0.18

The following table is a summary of the Entity’s non-vested stock options

	Number of shares	Weighted-Average Grant-Date Fair Value
Non-vested balance, June 30, 2011	6,452,692	$0.07

Granted	1,770,705	0.05
Vested	(1,972,877)	0.06
Forfeited/Expired	(15,833)	0.09

Non-vested balance, March 31, 2012	6,226,518	$0.06

The total intrinsic value of options exercised during the nine months ended March 31, 2012 and 2011 was $0. The aggregate intrinsic value of the outstanding options at March 31, 2012 and 2011 was $0.  The intrinsic value of options exercised during the nine months ended March 31, 2012 and 2011 was $0.
Stock Based Compensation also includes restricted shares issued to certain Officers and Directors as a component of total compensation.  In the three and nine months ended March 31, 2012, the Entity issued 94,429 and 265,558 shares, respectively, resulting in Compensation expense of $17,183 and $48,908, respectively.   In the three and nine months ended March 31, 2011, the Entity issued 94,429 and 319,164 shares, respectively, resulting in Compensation expense of $14,542 and $46,616, respectively.

NOTE 8.  INCOME TAXES

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

The components of deferred tax assets are as follows:

	3/31/12	6/30/11

Accumulated Net loss	$8,168,630	$8,587,957

Valuation allowance	(8,168,630)	(8,587,957)

Net deferred tax assets	$-	$-

NOTE 9.  GOING CONCERN

Through March 31, 2012, the Entity has accumulated losses of $8,168,630.  The Entity plans to generate revenues from its SaaS platform and Production service offerings.  The Entity will either generate revenue from receiving monthly subscription fees for its software platform or engagement fees for its production services to maintain its operations.
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

NOTE 10. CONTRACTUAL OBLIGATIONS

Given the cash flow difficulties of the Entity, there are various contractual obligations under which the Entity has not met its economic requirements.  The economic impact of these instances of noncompliance has been accounted for in the Entity’s Consolidated Financial Statements.  Management does not believe that any of the individual instances of noncompliance other than those disclosed herein would have a material adverse effect on the Entity and therefore require further disclosure.

NOTE 11.  SUBSEQUENT EVENTS

Subsequent to the balance sheet date, Vidaroo has entered into multiple transactions to modify its outstanding indebtedness.

We entered into agreements to convert a portion of outstanding Convertible Secured Promissory Notes, Promissory Notes Payable (and related Loan and Security Agreements), Notes Payable and accrued interest (these agreements are hereafter referred to collectively as the “Outstanding Indebtedness”) we have with 32 debt holders (collectively referred to hereafter as the “Creditors”) into issuance of our Preferred Stock and warrants to purchase our Common Stock. In connection therewith, we will collectively issue 31,940,252 shares of our Preferred Stock ($0.001 par value) with a 5% annual dividend rate along with 11,129,046 warrants to purchase our  common stock at a warrant exercise price of  $0.10 for each common share, exercisable for a period of 10 years from time of issuance to the Creditors.   In exchange for the Preferred Stock and Warrants, the Creditors have agreed to waive any and all rights that existed under the agreements pertaining to the Outstanding Indebtedness.    As of March 31, 2012, the Outstanding Indebtedness carried a face value of $1,503,202.   Twenty-eight (28) of the Creditors were represented by legal counsel, who we agreed to compensate through the issuance of 1,500,000 warrants to purchase our common stock at a warrant exercise price of $0.10, exercisable for a period of 10 years from the time of issuance.  Three (3) of the Creditors represented by legal counsel  have not yet returned the executed documents to complete their conversion of the outstanding balance to Preferred Stock and warrants, representing   $68,966 of the $1,503,202 to be converted.

We have also agreed with the Creditors to extend the maturity date and repayment schedule in conjunction with certain Convertible Secured Notes Payable with a face value of $200,000, which notes will be repaid over a 2.5-year period beginning April 1, 2013.  The accrued interest associated with these notes as of  an agreed date of December 31, 2011 will be converted into Preferred Stock and carry warrants under the same terms described above.  The accrued interest related with a face value of $84,384 as of an agreed date of December 31, 2011 will be converted into 1,837,920 shares of our Preferred Stock and 640,277 warrants to purchase our common stock at a warrant exercise price of $0.10,  exercisable at any time over the next 10 years.

Separate and apart from the Outstanding Indebtedness, we have also agreed to a repayment schedule in conjunction with a demand note and its related accrued interest.  The face amount and outstanding accrued interest of $48,337 as of March 31, 2012 will be repaid over a 2.5-year period beginning April 1, 2013 and will continue to bear interest at 12%.

We have also executed employment agreement amendments with each of our Executive Officers with an effective date of April 1, 2012.  These agreements provide for an annual salary of $120,000 to each of our Executive Officers, as follows:  Mark Argenti, our Chief Executive Officer/Chairman of the Board; Micheal Morgan, our President/Chief Technology Officer; Ian McDaniel, our Production President; and Thomas Moreland, our Chief Financial Officer/Secretary/Treasurer.   Messrs. Morgan and Moreland’s amendments provide for fully vesting all outstanding stock options under previous employment agreements, which amount to 8,940,005 and 1,300,000, respectively. The exercise price associated with those Options will also be reset to $0.05.  Additionally, each of our Executive Officers shall receive 2,000,000 Stock Options that shall be fully vested upon execution of the amendments along with another 1,500,000 Stock Options that will vest over the contract period.  All such Stock Options shall be exercisable at $0.05.

We have also converted our  outstanding payroll obligations to each of  our Executive Officers into Options to purchase Common Stock.  The total outstanding liability of $97,518.64 has been converted into 18,193,775 Options to purchase our Common Stock exercisable at $0.05, which shall be fully vested and exercisable at the time of issuance.

In conjunction with filing this Form-10Q, we also filed a Form 8-K on the same date as our Form-Q filing (May 21, 2012), discussing these subsequent events.

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

Overview

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of the form 10K dated September 28, 2011  for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE AND NINE MONTHS ENDED MARCH 31, 2011.  Our fiscal year runs from July 1 to June 30.

Revenue

Revenue increased by $172,107, from $279,682 for the quarter ended March 31, 2011 to $451,789 for the quarter ended March 31, 2012; revenue decreased by $15,101, from $1,191,724 for the nine months ended March 31, 2011 to $1,176,623 for the nine months ended March 31, 2012. The quarterly increase in revenue was driven by growth in production revenue which increased by $159,000 or 97% to $323,000 while SaaS revenue grew from $97,000 to $128,000, an increase of 32% in the three months ended March 31, 2012.  On a year to date basis, SaaS revenue grew by $164,000 or 80% while production revenue fell by $76,000 or 9%.

SaaS revenue should be evaluated on both total revenue and the base of ongoing recurring revenue.  Recurring revenue, which is the amount of revenue received each month from our client’s base licensing agreements, grew from $66,000 to $117,000 or 77% and $174,000 or 104% to $355,000 on a quarterly and year to date basis, respectively.  Both the quarterly and year to date growth was largely due to low cost web-based promotional activities, direct sales from the Entity’s affiliates and business development activities of Executive Management without the use of growth capital to leverage marketing initiatives.

Production revenue is generated on an engagement specific basis, which leads to episodic revenue which varies based upon demand for our services.  The past quarter demonstrated strong demand bringing the year to date performance in line with historical experience.

Cost of Sales

During the three and nine months, the Entity incurred cost of sales in conjunction with the direct provision of services to our clients.   These expenses consist of bandwidth to deliver licensing of the online video platform, sales commissions, and production personnel as well as equipment to facilitate the provision of our production services.  Cost of sales increased by $30,128 to $103,491 and decreased $64,670 to $226,694 in the three and nine months, respectively, ended March 31, 2012 as compared to 2011.  The increase in the three months ended March 31, 2012 was predominantly volume driven corresponding to the increase in revenue, while the decrease on a year to date basis was due to a lower cost structure required for the current year production services and more cost efficient infrastructure for the bandwidth requirements associated with delivery of our SaaS OVP.

Operating Margin

The operating margin, generated by the services and technologies provided, increased by $141,979 to $348,298 and $49,569 to $949,929 during the three and nine months ended March 31, 2012, respectively, in comparison 2011.  The operating margin on the services and technologies produced an Operating Margins of 77% and 81% in the three and nine months ended March 31, 2012, respectively.  This compares favorably to Operating Margins from the prior year of 74% and 76% in the three and nine months ended March 31, 2011, respectively. The established infrastructure and technology in place at the Entity allows the provision of our products and services to the marketplace at a low cost ratio for each new client engagement and licensing of the Entity’s software allowing for a strong margin.  The Margins earned in the Production business account for the increase in year over year Margins as the prior year engagements had a higher variable cost structure for the Entity.

Selling General and Administrative

Selling General and Administrative costs generally consist of salaries, including stock-based compensation, professional fees, office expenses and other administrative costs.  These costs decreased by $85,880 to $366,915 and $423,262 to $1,107,150 for the three and nine months ended March 31, 2012, respectively, in comparison to 2011.  For the three months ended March 31, 2012, this decrease relates to reduced rent expense, as the three months in 2011 included an accrual for $90,000 associated with early lease termination.  For the nine months ended March 31, 2012, the decrease is also driven by reduced costs for stock based compensation of $289,000 as well as the previously mentioned decrease in rent expense.

Loss from operations

The improvement in Loss from Operations for the three and nine months ended March 31, 2012 was a significant improvement in comparison to the performance in the three and nine months ended March 31, 2011.  The focus of the Entity on its two revenue producing business units, after having eliminated the pursuit of an advertising model, has produced tangible results.  The focus on these two business units has allowed the Entity to spend its resources in ongoing development of its OVP, aligning those efforts directly to subscription revenue, while the production team has continued to deliver a superior service product to its clients. This focus has allowed the Entity to keep discretionary spending to a minimum, delivering optimized results in Operations.

Unrealized gain on Adjustment to fair market value of Level 3 financial instruments

Unrealized Gain on Adjustment to fair market value of financial instruments relates to the marking of the Entity’s outstanding indebtedness and Noncontrolling interest to fair market value.  The valuation of the Entity’s debt including related accrued interest and Noncontrolling interest were marked to fair market value based on the use of Level 3 inputs.  These inputs are the Entity’s share value and the potential number of shares being offered to the counterparty to the debt instruments and noncontrolling interest.  The gain in the three and nine months ended March 31, 2012 has been driven off these assumptions and the changes to the potential number of shares and related fair market value during the three and nine months ended March 31, 2012.

Liquidity and Capital Resources

The Entity had net working capital of $(1,542,492) at March 31, 2012, an improvement of $316,006 compared to June 30, 2011.  The improvement is due to the gain on adjustment to the fair market value of financial instruments offset by the Entity’s Operating losses which have been absorbed into working capital through increased short term liabilities or decrease short term assets.

The Entity has incurred operating losses since its inception.  The Entity’s auditor has emphasized uncertainty regarding our ability to continue as a going concern in his audit report for the year ended June 30, 2011. As shown in the accompanying financial statements, the Entity realized net income of $419,574 for the nine months ended March 31, 2012.   While a strong driver to the resulting net income was the fair market value adjustment to the Entity’s financial instruments, operational performance has created positive cash flow from Operations in the nine months ended March 31, 2012. Although operational performance has generated positive cash flow, there remains an accumulated deficit of $8,168,630 as of March 31, 2012.

Subsequent to March 31, 2012, the Entity completed negotiations with the holders of its Convertible Secured Promissory Notes, Promissory Notes and Notes Payable to either convert those obligations into equity of Vidaroo or extend the repayment dates.  The Entity also converted its payroll obligation to its Officers into Options to purchase common stock.  The effect of these transactions will reduce the face value and fair value of Convertible Secured Promissory Notes, Promissory Notes, Notes Payable, and related accrued interest by $1,587,586 and $823,986, respectively and reduces accrued salaries by $97,518.  Upon completion of these transactions, the Entity intends to attempt to raise capital for growth purposes.

Other components of the Entity’s working capital and changes therein are discussed as follows:

Cash and Cash Equivalents. For the nine month period ended March 31, 2012, cash and cash equivalents decreased to $70,646 from $73,598 at June 30, 2011.

Cash Flows from Operating Activities. Net cash provided by operating activities was $1,860 for the nine months ended March 31, 2012, a decrease of $21,537 over the first nine months of the prior year.  The change in cash flows from operating activities is primarily attributable activity in certain working capital accounts such as accounts payable and accrued salaries which demonstrated smaller growth in the current year.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were ineffective due to the lack of segregation of duties and the lack of audit committee oversight. Upon the acquisition of adequate capital the Entity intends to remediate the deficiencies through the deployment of additional personnel and implementation of an audit committee.

Management’s Quarterly Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of March 31, 2012 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of March 31, 2012.

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

Changes in Internal Control Over Financial Reporting

None.

PART II
OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS

In August 2010, the Entity, along with its subsidiary, E360, LLC, was served with a complaint (the "Complaint") by plaintiff Sand Lake Imaging, LLLP and Stephen M. Bravo (the “Plaintiffs”). The Complaint alleges the non-exempt sale of certain securities of E360, and seeks the rescission of the sale of such securities.  During the three months ended March 31, 2012, the Entity settled the Complaint by issuing 600,000 shares of its Common Stock to the Plaintiffs in exchange for the 2% of E360 owned by Plaintiffs.

 In August, 2011 a judgment in favor of the Entity’s former lessor was granted in the amount of $151,924.  The Entity does not dispute that the premises were vacated prior to lease termination.

ITEM 1A. RISK FACTORS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2012, the Entity has $590,000 of Convertible secured promissory notes and $903,040 of Promissory notes and notes payable outstanding.  The $590,000 of Convertible secured promissory notes and $858,000 of the Promissory Notes was due and unpaid as of March 31, 2012.  Additionally since July 1, 2010, the Entity has not paid interest at the stated face amount of the obligation which has resulted in unpaid accrued interest, as of March 31, 2012 of $396,447.

Subsequent to March 31, 2012, the Entity either converted to equity or agreed to repayment terms for the $590,000 of Convertible Secured Promissory Notes.  Additionally, the Entity converted to equity $834,000 of the $858,000 in Promissory Notes.  The entity was unable to reach or come to agreement with the holders of the remaining $24,000 in Promissory Notes.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6 - EXHIBITS

Exhibit Number	Description

10.1	Form of Debt Settlement Agreement-full conversion*

10.2	Form of Debt Settlement Agreement-partial conversion*

10.3	Promissory Note and Loan Agreement dated May 16, 2012*

10.4	Employment agreement amendment by and between Vidaroo Corporation and Mark Argenti dated May 16, 2012*

10.5	Employment agreement amendment by and between Vidaroo Corporation and Ian McDaniel dated May 16, 2012*

10.6	Employment agreement amendment by and between Vidaroo Corporation and Micheal Morgan dated May 16, 2012*

10.7	Employment agreement amendment by and between Vidaroo Corporation and Thomas Moreland dated May 16, 2012*

10.8	Form of payroll conversion*

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Incorporated by reference to Form 8-K filed May 21, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDAROO CORPORATION

DATE: May 21, 2012	By:	/s/ Mark Argenti
Mark Argenti
Chief Executive Officer (principal executive officer)

	By:	/s/ Thomas Moreland
Thomas Moreland
Chief Financial Officer and Treasurer (Principal financial and accounting officer)