Form 10-K
period 2012-06-30
VIDAROO Corp
filed 2012-10-01
CIK 1418826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

As of September 19, 2012, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the OTC Markets of $0.015 was approximately $444,913.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of September 19, 2012 was 67,437,365.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to "Vidaroo Corporation” and its consolidated subsidiaries, E360, LLC, Media Evolutions, Inc. d/b/a Vidaroo Productions, Vidaroo Licensing, LLC, Vidaroo Intellectual Property, Inc., and Vidaroo Support Services, LLC are collectively referred to herein as “we”, “our” or “us”.  Where necessary, we have referred to certain of our subsidiaries by their individual name.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally.   You can identify forward-looking statements by words such as "may," "will," "should," "shall," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to successfully fund our operations and expansions plans through equity financing or other means;  our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

ITEM 1.  BUSINESS

Organization

We are a Nevada Corporation with operating subsidiaries, E360, LLC (E360); Media Evolutions, Inc. d/b/a Vidaroo Productions (MEV); Vidaroo Licensing, LLC; Vidaroo Intellectual Property, Inc.; and Vidaroo Support Services, LLC.  We were incorporated in Nevada on May 1, 2007 (operating as Gen2Media Corporation through April 26, 2010)  for the purpose of acquiring a majority interest in E360.  E360 is a Florida Limited Liability Company that was formed in Florida on July 21, 2006.    We have a management agreement with MEV that provides us with control of MEV’s operations.  MEV was incorporated in Florida  on August 8, 2005.    During the year ended June 30, 2012, Vidaroo established the wholly owned subsidiaries Vidaroo Licensing, LLC, Vidaroo Intellectual Property, Inc., and Vidaroo Support Services.  These subsidiaries were formed to support the operations of the Entity and to expand potential capital related activities.  Vidaroo Licensing, LLC is the exclusive sales agent for the sale of our Online Video Platform and has responsibility for the costs associated with delivering media over the content delivery network.  Vidaroo Intellectual Property, Inc. is responsible for the continued development and ongoing maintenance of the software code for the Online Video Platform.  Vidaroo Support Services, LLC is responsible for maintaining the infrastructure to support the operations of the operating subsidiaries.

We have never undergone a bankruptcy, receivership or similar proceedings, nor have there been any material reclassification, merger consolidation or sale of significant amount of assets not in the ordinary course of business.

Overview

We are a video technology company that licenses its Online Video Platform, and performs professional video production. Our Online Video Platform (“OVP”) is licensed under a Software-as-a-Service (“SaaS”) model.  The SaaS model allows us to generate monthly recurring revenue that is potentially scalable and stable.  The OVP’s design and implementation was production ready in January 2010.  The OVP has been further developed in 2011 to include automation of the sign-up and account management functions as well as an automated affiliate portal.  This functionality allows both users and our representatives to use or promote the OVP independent of personal contact with us..

Production services are performed both under our name,  “Vidaroo” and under the trade name of our subsidiary, MEV.  Our capabilities include creation and support of video imagery for the entertainment business, as well as providing support of video production for traditional media and corporate presentations, and in-house content production.   We support our ability to deliver our production engagements through our professional production studio and custom turnkey digital playback system.

Vidaroo Platform

The Vidaroo platform as a whole is a series of web-based applications including the OVP, a centralized user console and an umbrella application for management of the platform. The OVP is divided into two editions, “Publisher”, our flagship product, and “Enterprise”.   Accounts across both Publisher and Enterprise are “invite based” and allow for an unlimited number of users with varying permissions per account. The centralized user account allows for individual users to accept an account invite along with moving about different accounts on a single sign on

Publisher:  Divided into a series of modules, Publisher is designed for simplicity, extensibility and ease of use. SaaS plans are modeled around the access to a given module and individual functionality within.

Enterprise: An ideal solution for large publishing companies, Enterprise allows management of multiple content destinations. Enterprise is designed to manage catalog content and syndicated channels across multiple Publishers.

The Vidaroo Platform is licensed in one of two programs.

On Demand:  Volume based recurring subscription with fees ranging from $49 to $299 a month. On Demand is designed to be completely self-service including sign up, training and support. On Demand was released in the fourth quarter of the year ended June 30, 2011, continues to be delivered currently and was available throughout the year ended June 30, 2012.

Enterprise:  Recurring Enterprise licenses are one to two year contracts ranging from $599 to over $10,000 a month.  Enterprise licensing supports the business models of video publishers with content destination sites drawing significant monthly website traffic.  Enterprise licenses are supported by the business development efforts of our management.

Business Strengths

We believe the following factors represent our business strengths, which are subject to our being adequately financed, trends and uncertainties listed on page 7 and material risk factors discussed in our Cautionary Note Regarding Forward Looking Statements section on page 10.

Scalable and stable business model:  Management has selected a model for licensing of its OVP that is well accepted in the software industry and generates recurring SaaS revenue on a monthly basis.  While generating recurring revenue from new clients is more difficult than periodic revenues, the benefit of the predictability and stability of recurring revenue is  more powerful than revenue generated on an episodic basis.  Further, we have targeted a delivery mechanism that is growing beyond video’s traditional parameters of media distribution.  The broad applicability of its product is compelling to an audience that continues to see megatrend growth.

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

Efficient Infrastructure:   Vidaroo has focused considerable time and expense on building an infrastructure that enables us  to operate efficiently and manage rapid growth. The operation of our video platform and related services allows for turnkey delivery of our services to our client base, creating a strong environment for high margin business.

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

Content Delivery & Syndication:  Channels of content are organized into a series of Players. The entire process of creating Players is fully dynamic supporting an unlimited number of instances. Players can be embedded across one or more destinations. The process of embedding a Player on a website is as simple as copying and pasting a single line of code into the source of the website. One of the most powerful fundamental concepts built in at the core of our OVP is the ability to syndicate changes directly through Publisher without the need of modifying the code implemented at the destination. This reduces cost of publishing video by allowing for changes to be syndicated across many destinations by simply make a change in the backend. This concept is true for all aspects of the player including the content lineup, advertising and theme skinning.

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

Analytics:  Robust analytics were built from the ground up to be accessed in real time. All reports include the ability to filter on date range along with a graphical view for day-to-day visibility and a Data Table view for drilling deeper into a report. Publisher includes a series of reports for accessing video impressions across all contexts and video impressions within Channels. In all cases, video impressions get very detailed including the ability to view individual percentage breakdown of where users are dropping off within a given video. The analytics system was built to be highly scalable and allow for flexibility in report generation as the software continues to mature.

Advertising:  Publisher includes a fully integrated ad server built from the ground up to support all aspects of syndication and video integration. Scheduling is made easy by targeting campaigns either at the channel level or at the player level allowing for cascading inheritance. A campaign allows for the binding of either in-stream and/or banner advertising. The workflow for setting up campaigns has been optimized for both speed and reuse. Campaigns support a rule-based pattern that makes campaign syndication across all aspects of the platform a reality. By default a campaign inherits a default ad policy but can be overwritten directly through the backend for creating advanced ad policy rules. We’ve found that most users are happy with our default IAB modeled Ad Policy. Ad Policies allow for the setting of the most granular ad settings including rotational settings for pre/mid/post roll video, overlay duration in seconds and even placement visibility. While we support a number of third party integrations, one of Publisher’s strong advantages over other OVPs is the ability to schedule any ad placement directly through the backend without any use of third-party systems. Banner advertising is made even more powerful when integrated into a player theme allowing for syndicated brand based player theming.

Our Technology

Software & Intellectual Property:  Our software as a whole is built using enterprise concepts, patterns and principles for rapid application development. Nearly the entire platform has been built using open source technologies, which provides for quick to market and low scale out costs. Intellectual Property (“IP”) is divided into a series of modules and libraries using advanced development patterns that promote reuse and extensibility across the platform. The architecture is built using strict Model-View-Controller (“MVC”) pattern that separates the representation of information from the user’s interaction with it and encourages segmentation and further reuse.

Infrastructure:  Our infrastructure is built to be completely on demand, highly scalable and cost effective. This is accomplished through the combination of cloud computing and the use of Content Delivery Networks. A primary objective is to allow the infrastructure to respond to demand by automatically scaling without outage.

Cloud Computing:  We  take advantage of cloud based infrastructure that houses applications, API’s and queue applications used for automation. The load balance arrays are designed to auto scale based on demand allowing for unforeseen fluctuations in demand. This includes cost savings by shutting down instances no longer needed. Our current database scale strategy includes a combination of vertical and horizontal scale using MySQL replication environment. In addition, we have a data warehouse that holds over a billion entries used for real time analytics.

Content Delivery Network:  Our media is delivered using a combination strategy using multiple CDN. Video is streamed using RTMP from a peered CDN, which allows for nearly unlimited scale. Our cache and assets is delivered from a high availability CDN. We serve a significant amount of video a month affording us the ability to provide very competitive tiered pricing to our Enterprise customers along with making a margin. In addition, cost savings is passed down to lower cost SaaS plans creating for highly competitive plans. The management and delivery of media within our OVP is fully abstracted allowing for integration of multiple CDNs and reduced liability by not being tied directly to a given vendor.

Production Services

We offer full production services that are utilized both for our own content, and for clients that request our services.  Our production services range from full-scale digital video imagery for high-end professional entertainment content to support for a full array of video products, dependent upon the need of the client and scope of project. Digital video imagery engagements include the use of our custom turnkey digital playback system, production of video graphics and the synchronization of video and audio outputs delivered in the most complex of entertainment venues. Our production services also include the delivery of daily internet programming and other video content produced in our in-house professional studio in Orlando, Florida.  Examples of our work include production of a daily web show for the Tribune Company and use of our playback system for Star Wars in Concert.  These are in addition to live production work done in complex performance venues, including work for the Blacked Eyed Peas, Avicii, Live 8, and concerts for names from Mary J. Blige to Britney Spears.

The combination of our production services and  software Platform gives  us a potential competitive advantage over other providers because it is a “one stop shop” which can produce, package and deliver the content (using its own proprietary media player) in a customized fashion to the client and end users, digitally via the internet, which is a cost effective and efficient means of delivering this type of content to the market.  For example our client Emmis Communications utilizes our OVP and has turned to us on multiple occasions to support their production needs.

Sales and Growth Strategy

As previously indicated, the OVP is licensed under a SaaS model.

In 2010, we launched our initial marketing interface (http://vidaroo.com/).  In 2011, the marketing interface was updated to significantly expand the scope and breadth of collateral materials included.  This initiative is aimed at building our Vidaroo brand name  for the purpose of generating sales through our SaaS model. In 2012, we have continued to build our library of promotional and support assets on our site designed to aid the Entity’s goal of being able to scale delivery to a greater number of clients.

In the fiscal year ended June 30, 2011, on demand account sign-up directly through vidaroo.com was released. On demand plans all include a free 30 day trial and range in price from $49-$299 per month.  Automation is a key strategy in scaling SaaS revenue.  Account creation, billing, support and training are primary focuses in providing automated and on demand solutions to keep support staff to a minimum while providing a superior experience.  In addition to the automation created for account sign-up and management, our affiliate program has been automated as well.  The affiliate portal allows for automated promotion of the OVP by our affiliates as well as online monitoring of results and earned commissions.  The goal of these two initiatives is to drive volume, growing and diversify our recurring revenue.  During 2012, we have performed vertical online advertising initiatives to grow our on demand account signups and our affiliate program.  We will attempt to continue these initiatives as well as perform broader industry and brand awareness programs in 2013.

Both through our on demand and affiliate programs, we have  already experienced interest across certain verticals such as websites for radio stations, traditional and online TV networks, the faith based community, law firms, governmental entities, sports activities, online retailers, healthcare companies, and manufacturers, amongst others.

Our  production capabilities continue to receive demand from the largest names in the entertainment business.  Our proprietary digital playback system allows for the application of graphical video imagery synchronized with audio presentation. Our digital playback system combined with our technical knowledge of video production requirements continues to bring a high-end outcome that professional entertainers demand.  Management also expects that the growth of video message delivery will impact the desire of corporate presenters to strive for a more professional presentation thus creating higher demand for professional corporate production.  Sales and growth are expected to be realized through the historical channels, which is highly dependent on past customer lists, reputation and solicitation performed by the management team.

Industry and Market Overview

The distribution of online video has grown substantially in the past few years. The growth experienced to date is expected to continue and expand over the next few years.  The number of ways to distribute video has also grown with the proliferation of social networks, viral distribution methodologies and devices on which to view online video. These choices have driven growth as well as challenges in delivering professional video.  Economic and other factors indicate that Online Video distribution should continue to grow in the foreseeable future as indicated in the “Cisco Visual Networking Index: Forecast and Methodology, 2011-2016” published on May 30, 2012.

Organizations that develop and/or distribute proprietary content are increasingly faced with decisions regarding the distribution methodologies of that content.  While there are solutions that offer free distribution, owners of proprietary content have a greater challenge in controlling and monetizing their content when making such a selection.  Professional organizations are expected to select a methodology that allows them control over the syndication and distribution of content as well as managing tools to track metrics. While the industry is expected to continue expanding use of professional distribution platforms, the number of providers and alternatives to provide such services is also expected to increase.

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

Trends and Uncertainties

The following represents current market and industry trends and relevant uncertainties:

•
Online video proliferation is expected to continue to grow, which may be accompanied by additional competitors vying for our targeted customer audience.  Accordingly, while there is an opportunity for us to grow our current business, there is also the risk that we may be unable to compete with an increasing number of competitors.

•
As online video grows, more organizations may develop in-house solutions:  accordingly if in house growth of these initiatives occurs, it may potentially impair the overall growth of the number organizations outsourcing these needs to an online platform provider, such as us.

•
Growth in the number and types of ways content owners wishing to distribute proprietary video content may strain our  resources  or otherwise negatively affect our revenues as a result of our possible inability to stay current or in front of industry standards or to otherwise  compete effectively.

•
Advancements in video production equipment has decreased the cost of video production and editing, which may diminish the barriers to entry for video producers and editors competing with our current video production offerings.

•	While there is currently limited regulatory parameters for online video distribution, future legislation or regulations may adversely impact the industry’s growth.

Research and Development

Costs associated with establishing the technological feasibility of our software are considered Research and Development.  We incurred $273,000 and $320,000 in the years ended June 30, 2012 and 2011, respectively.

Concentrations of Revenue

During the years ended June 30, 2012 and 2011, we had two customers that accounted for 45% and 63% of our revenue, respectively.  Should either or both of these customers decide that they no will longer purchase our products or use our services and we are unable to replace them with new customers, our revenues will be negatively impacted.

Patents and Trademarks

We have trademarked the name Vidaroo and received approval from the US Patent and Trademark Office for use of that name on September 4, 2012.  We currently do not have any patents pending nor do we have immediate plans to file any patents.

Regulatory Matters

We do not require governmental approval for our products or services and we are not aware of any existing or probable regulations that may impact our business.

Environmental Matters

Because our business does not involve the emission of any toxic substances, either directly or indirectly, we have no costs or compliance with state, federal or local environmental laws

Employees

As of June 30, 2012, we have 13 full-time employees which include 4 Executive Officers, 4 members of the software development team, 2 video production personnel, 2 operational support professionals and 1 office manager.  We consider our relationship with our employees to be good.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Subsequent Events

Subsequent to June 30, 2012, we finalized agreements with holders of an additional $65,000 of Promissory notes payable plus accrued interest into 1,650,693 shares of Preferred Stock and 575,161 warrants to purchase our Common Stock exercisable at $0.10.

ITEM 1A.  RISK FACTORS

Smaller reporting companies are not required to provide risk factors under Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently lease approximately 3,800 square feet of office space at 8 N. Highland Ave., Winter Garden, FL 34787. We currently pay monthly rent of $3,312 per month pursuant to a 37-month lease, effective August 1, 2011.  The lease expires on August 31, 2014.  We also lease warehouse space for which we pay a nominal amount on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business.

In August, 2010, we were served with a complaint alleging that our  subsidiary, E360, unlawfully solicited the sales of securities in connection with an investment in that company.  The complaint also attempts to join us to the claim.   During the year ended June 30, 2012, we settled the matter by issuing 900,000 shares of our Common Stock in exchange for 3% of the outstanding interest in E360.

In August, 2011, a judgment in favor of our former lessor was granted in the amount of $151,924.  The Entity does not dispute that the premises were vacated prior to lease termination and is currently in settlement discussions.  This case was originally filed by Sand Lake West Business Park, Inc. on May 25, 2011 in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matters were submitted to a vote of our security holders during the year ended June 30, 2011.

During the year ended June 30, 2012, our security holders voted to: 1. Expand the number of shares of authorized common stock from 100,000,000 to 200,000,000 shares; 2. Create a class of preferred stock with 100,000,000 shares authorized; and 3. Re-elect the members of the Board of Directors.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock began trading in October, 2008 as an over the counter (“OTC”) security. In April 2010, we changed our name to Vidaroo Corporation, and our common stock currently trades as an OTC security under the trading symbol "VIDA". Our common stock is traded on the OTCQB marketplace, which identifies companies that are current in their reporting obligations to the SEC.

The following table sets forth the high and low bid prices for each quarter within the last two fiscal years.

	Fiscal 2011
	High bid	Low Bid
First quarter	$0.128	$0.04
Second quarter	0.12	0.035
Third quarter	0.045	0.015
Fourth quarter	0.036	0.02

	Fiscal 2012
	High bid	Low Bid
First quarter	$0.03	$0.001
Second quarter	0.029	0.004
Third quarter	0.029	0.01
Fourth quarter	0.025	0.012

Holders

As of June 30, 2012, the approximate number of our stockholders of record was 2,510.

Dividends

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operation of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Issuances of Common Stock

During the year ended June 30, 2102, the Entity issued a total of 1,246,180 shares of common stock.  900,000 shares were issued to acquire the 3% interest previously not owned in E360 valued at $16,200; and 346,180 shares were issued as stock based compensation for employees valued at $56,648.

During the year ended June 30, 2011, the Entity issued a total of 1,055,153 shares of common stock. 430,153 were issued as Stock based compensation for employees valued at $61,870; and 625,000 were issued for professional services for consideration valued at $57,000.

COMMENT 10

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

 Overview

We are a video technology company.  We license our Online Video Platform and perform professional video production.

Our Online Video Platform (“OVP”) is licensed under a Software-as-a-Service (“SaaS”) model.  The SaaS model allows us to generate monthly recurring revenue that is scalable and stable.  The OVP’s design and implementation was production ready in January 2010.  The OVP has been further developed in 2011 to include automation of the sign-up and account management functions as well as an automated affiliate portal.  This functionality allows both users and representatives of the Entity to use or promote the OVP independent of personal contact with Vidaroo.

Production services are performed both as “Vidaroo” and under the trade name of our subsidiary, MEV.  Our capabilities include creation and support of video imagery for top line names in the entertainment business. In addition, we provide support of video production for traditional media and corporate presentations, and in-house production of content.  We support our ability to deliver our   production engagements through our professional production studio and custom turnkey digital playback system.

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

Stock-Based Compensation
We provide stock based compensation to both our employees and vendors under certain circumstances.  We are required to measure the cost of employee service received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

Financial Instruments
We report financial and non-financial assets and liabilities that are re-measured and reported at fair value at each reporting period. Three levels of inputs may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of period end. We use the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial statements which include cash, trade receivables, borrowings, related party notes payable, accounts payable and accrued liabilities are valued using Level 1 inputs and are immediately available without market risk to principal. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand

Year Ended June 30, 2012 Compared to Year Ended June 30, 2011.

Revenues

Revenues increased by $54,864 to $1,720,564 or 3% for the year ended June 30, 2012.  The year ended June 30, 2012 demonstrated ongoing movement in our shift to the generation of greater revenue from its SaaS model.  Revenue from software licensing increased by 33%, growing by $118,000 to $479,000 for the year ended June 30, 2012.   The growth in SaaS revenue was experienced in each of our revenue producing programs: on-demand; affiliate; and enterprise.  Production revenue was steady during the year at $1,241,000.

Cost of Sales

Costs of sales increased by $49,315 to $438,609 or 13% for the year ended June 30, 2012.  Cost of Sales consists of variable costs for incremental expenses beyond our established infrastructure.  Costs associated with delivering digital video such as bandwidth, personnel and commissions of 32.3% in 2012 as compared to 37.5% in 2011 were charged for software licensing.   The decrease in these costs as a percentage of sales was primarily due to the efficient nature of the scale associated with our SaaS product offering    Costs associated with the delivery of video production support include rental equipment, facility charges, personnel and third party graphics were approximately 23% in 2012 compared to 16% in 2011.  Organizational incentive compensation was the primary driver of the increase as that accounted for $66,000 of the $84,000 increase in overall production cost of sales.

Operating Margin

Operating margin increased by $5,549 to $1,281,955 in the year ended June 30, 2012.  Operating margin as a percentage of sales decreased to 75% in the year ended June 30, 2012 from 77% in the year ended June 30, 2011.  While the overall Operating Margin was fairly stable the Operating Margin from software licensing grew substantially, increasing by $110,000 to $322,000 during the year.  The increase was the result of a strong efficient infrastructure underpinning the growth in sales.  This increased margin was offset by a decrease in the Operating Margin from production services that experienced stable revenue and increased cost associated with incentive compensation driving Operating Margin down by $81,000 to $956,000 during the year.  Operating Margin was also impacted by the elimination of the advertising model in 2011 that had produced Operating Margin of $23,000 in the year ended June 30, 2011.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salary wages and benefits, and professional services, as well as expenses associated with occupying our  physical facility.  Selling, general and administrative expenses decreased by $204,542 to $1,684,017 for the year ended June 30, 2012.  The primary driver of the decreased expenses was personnel related costs, which decreased by $141,000, including a decrease in Stock based Compensation of $38,000.  The other significant decreases included occupancy costs of $56,000 as the movement to the new facility at the end of the year ended June 30, 2011 provided significant savings and reduced professional services of $21,000 as we continue to focus on maintaining an efficient infrastructure.  The cost savings were offset by an increase in advertising expenses of $11,000, as we began to promote our software platform through online vertical promotions.

Depreciation and Amortization

Depreciation and Amortization expense decreased by $30,255 to $22,258 for the year ended June 30, 2012.  The primary driver in the reduction was the completion of amortization for our intangible asset related to the acquisition of MEV in 2008.

Interest expense

Interest expense decreased by $46,532 to $189,262 for the year ended June 30, 2012.  The reduction is due to the conversion of a significant portion of our outstanding indebtedness to Equity during the fourth quarter of the fiscal year.

Off-Balance Sheet Arrangements

None.

Liquidity and Capital Resources

At June 30, 2012, we had a working capital deficit of $594,403 as compared to $1,858,498 at June 30, 2011, an improvement of $1,264,095.  The debt restructuring completed during the year was the primary driver of the improvement.

While this represents a significant improvement, we continue to experience cash flow pressure from accumulation of working capital liabilities since we began operations.  Additionally, we continue to have future capital requirements associated with servicing the remaining outstanding obligations related to our Convertible Secured Promissory Notes and Notes Payable.  Based on our working capital and debt service requirements, we will need to either raise additional capital or improve operational results.

Although the Entity continues to have a working capital deficit, we have maintained operations for the past two years without reliance on additional capital.

Operating Activities

Operating activities in the year ended June 30, 2012 resulted in cash inflows of $950.  This provision of cash consisted of a net income of $411,666 offset by adjustments for noncash charges and gains of $611,321 and an increase in net working capital liabilities of $200,605.

Operating activities in the year ended June 30, 2011 resulted in cash inflows of $66,568.  This provision of cash consisted of a net loss of $505,642 offset by adjustments for noncash charges and gains of $143,628 and an increase in net working capital liabilities of $379,070.

Investing activities

Net cash used by investing activities was $4,207 and $4,979 for the years ended June 30, 2011 and 2010, respectively.  Investing activities were limited to small furniture and equipment purchases and changes in deposits in both years.

Financing Activities

Financing activities used $2,430 and produced $3,500 in the years ended June 30, 2012 and 2011, respectively.  Activity in 2012 consisted of debt repayments while 2011 included inflows of $5,000 from the issuance of debt and $1,500 were used for debt repayments.

Contractual Obligations

The following table represents the Entity’s committed obligations under its facility and equipment leases as well as purchasing commitments for infrastructure such as wireless connectivity and bandwidth requirements for the OVP.

	Total	Within 1 year	1-3 years
Operating Leases	$86,112	$39,744	$46,368
Purchase Obligations	119,200	102,400	16,800
Total	$205,312	$142,144	$63,168

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

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2012. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and therefore may be considered “material weaknesses.”

Our size and depth of accounting personnel assignment of tasks does not allow for proper maintenance of segregation of duties.  Additionally, we do not have an audit committee to oversee the financial reporting and disclosure process.

Management’s Annual Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of June 30, 2012 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting as of June 30, 2012, was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of June 30, 2012, our Chief Executive Officer and Chief Financial Officer identified the following specific material weaknesses in our internal controls over its financial reporting process:

-	There is a lack of sufficient accounting staff, which results in a lack of segregation of duties necessary for a good system of internal control.

-	The Entity does not have an audit committee to oversee the financial reporting and disclosure process.

In light of the forgoing, once we have adequate funds, management plans to hire additional personnel, establish an audit committee and implement an audit committee charter for oversight of the financial reporting and disclosure process.  We believe these actions will remediate the material weaknesses.  However, the material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

Information with regards to the Directors and Officers of the Entity as of June 30, 2012 is set forth below:

Chairman of the Board and Chief Executive Officer	Mark E. Argenti
Production President and Director	Ian McDaniel
President, Chief Technology Officer and Director	Micheal Morgan
Chief Financial Officer, Secretary and Treasurer	Thomas J. Moreland

Mark E. Argenti, age 41, has served as Chief Executive Officer since July 9, 2009. Mr. Argenti served as Chief Creative Officer from May 17, 2007 through July 8, 2009, and has served as a Director since May 17, 2007.

Prior to his appointment as CEO, Mr. Argenti directed the daily operations of Vidaroo subsidiary Media Evolutions - a company he originally co-founded with Ian McDaniel. In addition, he was instrumental in creating, developing and managing operations of E360 and oversaw all of the Entity's video production projects and studio activities. On the technology development front, Mr. Argenti, in collaboration with Mr. McDaniel, pioneered a proprietary video playback technology that continues to be used by us and our clients to this day; and he teamed with Ian and Entity President Mary Spio to design, develop and commercialize our  first stage online video platform as well as providing creative guidance to Mr. Morgan for the current platform’s marketing interface.

Ian McDaniel, age 38, has served as an  Officer and Director since May 17, 2007.

Upon Mr. Argenti’s appointment as Chairman and CEO, Mr. McDaniel began serving as the President of our production services. Mr. McDaniel has served as a pioneering force in the Entertainment industry for nearly two decades, driven by his knowledge of advanced and emerging technologies that enable ‘off the hook' media production for the world's leading artists and broadcast media companies. Teamed with Mark Argenti, he co-founded Media Evolutions and has provided pre- and post-production design and editing expertise for numerous large-scale projects such as Justin Timberlake, Live from Memphis and Will Smith, Live in Concert. In addition, he has worked on shows for NBC, ABC, MTV, VH1, HBO, Showtime, Discovery Channel, History Channel and A&E.

Micheal Morgan, age 25, has served as President and Chief Technology Officer since November 10, 2010. Prior to his appointment to President, Mr. Morgan acted as Chief Operating/Technology Officer and Director since August 14, 2009 and as VP of Development from October 2008 through the time of his appointment as an Officer and Director in 2009.

During his tenure, Mr. Morgan designed and developed our  current online video platform. Mr. Morgan continues to serve as Director of Interactive at Magnify Agency, a creative and software development firm; co-founder and served as Vice President of ZEN3 from March 2007 to October 2008 and Vice President of Web Development at AdepTech, Inc., a technology services company from June 2004 to March 2007. During his career, he has architected systems for use in Nuclear Quality Control, Software-as-a-Service (SaaS), distributed HIPAA-based secure health care software, and e-commerce dataflow automation. He holds several industry certifications and is an active participant in industry-related and civic organizations. Mr. Morgan attended the University of Central Florida, where he focused his studies on Digital Interactive Systems.

Thomas J. Moreland, age 45, has served as Chief Financial Officer since September 23, 2008.

Prior to joining us, Mr. Moreland held several senior financial roles for public companies, including Vice President of Finance for Nasdaq-listed Priority HealthCare from January 2005 to July 2006 and AMEX-listed PainCare Holdings, Inc. from September 2006 to February 2008. In these capacities, he was largely responsible for strategic planning, operational performance and SEC reporting compliance. Additionally, he served as Controller and Chief Accounting Officer for Devereux, a national non-profit provider of behavioral health care services. He began his career working as an audit manager with international accounting firm Ernst & Young.

There are no family relationships between or amongst executive officers or directors.

ITEM 11. EXECUTIVE COMPENSATION

This section describes the compensation program for our executive officers.

							Change in pension value and Nonqualified
Name and Principal position	Year ended June 30:	Salary(1)	Bonus	Stock awards	Option awards	Non-equity incentive plan compensation	deferred compensation earnings	All other Compensation	Total
Mark E. Argenti	2012	$93,750	-	$58,313	$30,901	$31,255	-	$2,121	$216,340
Chief Executive Officer	2011	78,333	-	51,834	-	-	-	2,210	132,377

Thomas Moreland	2012	120,000	-		30,901	-	-	4,315	155,216
Chief Financial Officer	2011	120,000	-	-	-	-	-	4,193	124,193

Ian McDaniel	2012	93,750	-	26,673	30,901	31,255	-	6,755
Production President	2011	78,333	-	23,709	-	-	-	7,039	109,081

Micheal Morgan	2012	114,375	-	-	30,901	-	-	2,121	147,397
President, Chief Technology Officer	2011	98,750	-	-	275,627	-	-	2,210	375,587

(1)
Salary includes certain contractual payments foregone by the Officers that have been replaced by non-cash compensation in the form of Stock Options in the year ended June 30, 2012.  The value of the forgone amounts included compensation for both the years ended June 30 2012 and 2011.  Those values were $11,250 for Mark Argenti, $12,197 for Thomas Moreland, $11,250 for Ian McDaniel, and $14,063 for Micheal Morgan for the year ended June 30, 2012 as well as the year ended June 30, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of and percent of our common stock beneficially owned by:

•	all directors and nominees, naming them,
•	our executive officers,
•	our directors and executive officers as a group, without naming them, and
•	persons or groups known by us to own beneficially 5% or more of our Common Stock or our Preferred Stock having voting rights:

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on June 30, 2012, and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of June 30, 2012. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our capital stock owned by them.

Name and address of owner	Title of Class	Title	Number of Shares Beneficially Owned (1)	Percentage of Class (2)
Mary Spio c/o Vidaroo Corporation, 8 N. Highland Ave Winter Garden, FL 34787	Common Stock	None(3)	12,262,987	9.8%

Mark Argenti c/o Vidaroo Corporation, 8 N. Highland Ave Winter Garden, FL 34787	Common Stock	Chief Executive Officer	19,331,774	15.5%

Ian McDaniel c/o Vidaroo Corporation, 8 N. Highland Ave Winter Garden, FL 34787	Common Stock	Production President	19,493,906	15.6%

Micheal Morgan c/o Vidaroo Corporation, 8 N. Highland Ave Winter Garden, FL 34787	Common Stock	President and Chief Technology Officer	17,455,534	14.0%

Thomas Moreland c/o Vidaroo Corporation, 8 N. Highland Ave Winter Garden, FL 34787	Common Stock	Chief Financial Officer	8,392,708	6.7%

All Officers and Directors As a Group (4 persons)	Common Stock		64,673,923	51.7%

(1)  This column represents the total number of votes each named stockholder is entitled to vote upon matters presented to the shareholders for a vote.
(2) Applicable percentage ownership is based on 67,437,365 shares of Common Stock outstanding as of June 30, 2012, together with 57,576,418 securities exercisable or convertible into shares of Common Stock within 60 days of June 30, 2012, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of June 30, 2012, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3) Mary Spio was an Executive Officer from May 17, 2007 through July 23, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Entity has no independent directors and has had no transactions with related parties in excess of $120,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant	Year	Amount billed

Patrick Rodgers, CPA, PA	2011	19,500
	2012	19,500

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Consolidated Financial Statements are listed on page F-1 of this Annual Report.
(2)	Financial Statement Schedules:

None

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit Number	Description
3.1	Articles of Incorporation of Vidaroo Corporation(1)

3.2	Articles of Incorporation of E360 LLC(1)

3.3	By-laws of Vidaroo(1)

3.4	Articles of Incorporation of Media Evolutions, Inc.(4)

3.5	Amendment to Articles of Incorporation of Vidaroo Corporation(5)

10.1	Employment Agreement by and between Vidaroo Corporation and Micheal Morgan dated August 14, 2009(2)

10.2	Mutual Termination of Employment Agreement by and between Vidaroo and Mary Spio dated July 23, 2010(3)

10.3	Employment agreement amendment by and between Vidaroo Corporation and Mark Argenti dated May 16, 2012(6)

10.4	Employment agreement amendment by and between Vidaroo Corporation and Ian McDaniel dated May 16, 2012(6)

10.5	Employment agreement amendment by and between Vidaroo Corporation and Micheal Morgan dated May 16, 2012(6)

10.6	Employment agreement amendment by and between Vidaroo Corporation and Thomas Moreland dated May 16, 2012(6)

14.1	Code of Conduct (4)

21.1	List of subsidiaries of the Entity (Filed herewith)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (Filed herewith)

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (Filed herewith)

32.1	Certification by Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith)

32.2	Certification by Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (Filed herewith)

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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
(6) Incorporated by reference to the Entity’s Form 8-K filed with the Securities and Exchange Commission on May 21, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIDAROO CORPORATION

September 28, 2012	By:	/s/ Mark Argenti
Mark Argenti
Chief Executive Officer
(Principal Executive Officer)

September 28, 2012	By:	/s/ Thomas Moreland
Thomas Moreland
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Argenti	Director, Chairman, and Chief Executive Officer	September 28, 2012
Mark Argenti	(Principal Executive Officer)

/s/ Thomas Moreland	Chief Financial Officer, Secretary and Treasurer	September 28, 2012
Thomas Moreland	(Principal Financial and Accounting Officer)

/s/ Ian McDaniel	Director, and Production President	September 28, 2012
Ian McDaniel

/s/ Micheal Morgan	Director, President and Chief Technology Officer	September 28, 2012
Micheal Morgan

VIDAROO CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Management
Vidaroo Corporation
Winter Garden, Florida

I have audited the accompanying consolidated balance sheet of Vidaroo Corporation and Subsidiaries (the "Entity") as of June 30, 2012 and 2011 and the related consolidated statements of operations and retained earnings, shareholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Entity’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vidaroo Corporation and Subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
Patrick Rodgers, CPA, PA

Orlando, Florida September 28, 2012

  VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	June 30, 2011
Assets

Current:
Cash and cash equivalents	$67,911	$73,598
Accounts Receivable	105,876	89,908
Other Current Assets	5,101	9,565
Total Current Assets	178,888	173,071
Furniture and Equipment:
Computer equipment	114,582	114,582
Office furniture and fixtures	14,252	14,252
	128,834	128,834
Less Accumulated depreciation	(106,711)	(84,452)
Net Furniture and Equipment	22,123	44,382

Other Assets – Deposits	4,872	665
Total Assets	$205,883	$218,118

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts Payable	$534,408	$362,355
Accrued Salaries	167,060	246,213
Deferred revenue	35,099	86,461
Accrued Interest	10,433	183,516
Convertible secured promissory notes – Current portion	10,291	454,731
Promissory Notes and Notes payable – Current portion	16,000	698,293
Total Current Liabilities	773,291	2,031,569

Convertible secured promissory notes	66,690	-
Promissory Notes and Notes payable	38,121	-

Total Liabilities	878,102	2,031,569

Callable Preferred Stock, $0.001 par value; Callable at $0.10; Issued and Outstanding 33,778,173 shares at June 30, 2012 and 0 shares at June 30, 2011	515,325	-

Stockholders' (Deficit) Equity:

Common stock, $.001 par value; 200,000,000 shares authorized;
67,437,365 and 66,191,185 issued and outstanding at June 30, 2012 and 2011, respectively	67,437	66,191
Additional paid in capital	6,909,490	6,443,442
Accumulated Deficit	(8,176,291)	(8,587,957)

Vidaroo Corporation and subsidiaries Stockholders’ (Deficit)	(1,199,364)	(2,078,324)
Noncontrolling Interest	11,820	264,873
Total Stockholders’ Deficit	(1,187,544)	(1,813,451)
Total Liabilities and Stockholders’ Deficit	$205,883	$218,118

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	12 Months Ended	12 Months Ended
	06/30/12	06/30/11

REVENUES	$1,720,564	$1,665,700

Cost of Sales	(438,609)	(389,294)

Operating Margin	1,281,955	1,276,406

Selling, General and Administrative	1,684,017	1,888,559
Depreciation and Amortization	22,258	52,513

Total Operating expenses	1,706,275	1,941,072
Operating Loss	(424,320)	(664,666)

Interest expense	(189,262)	(235,794)

Nonoperating gains(losses):
Unrealized gain (loss) on adjustment to fair market value of financial instruments	(58,925)	394,607
Realized gain on troubled debt restructuring	945,900	-
Realized gain on conversion of Noncontrolling interest	138,273	-
Net income (loss) before Noncontrolling Interest	411,666	(505,853)

Noncontrolling Interest in Loss of Subsidiary	-	211

NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$411,666	$(505,642)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	66,662,564	65,896,815

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT/EQUITY
(UNAUDITED)

	Class A		Additional
	Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance at June 30, 2010	65,136,032	$65,137	$5,992,638	$(8,082,315)	$265,084	$(1,759,456)

Stock Based Compensation for Employees	430,153	429	394,429	-	-	394,858

Common Stock issued for Professional Services	625,000	625	56,375	-	-	57,000

Net loss attributable to Noncontrolling interest	-	-	-	-	(211)	(211)

Net Loss	-	-	-	(505,642)	-	(505,642)

Balance at June 30, 2011	66,191,185	66,191	6,443,442	(8,587,957)	264,873	(1,813,451)

Stock Based Compensation for Employees	346,180	346	356,867	-	-	357,213

Stock based compensation issued for Professional Services	-	-	17,295	-	-	17,295

Stock based Compensation issued relative to debt conversion	-	-	76,586	-	-	76,586

Shares issued for Noncontrolling interest	900,000	900	15,300	-	(16,200)	-

Realized gain on acquisition of Noncontrolling interest	-	-	-	-	(138,273)	(138,273)

Unrealized gain on fair value adjustment to Noncontrolling interest	-	-	-	-	(98,580)	(98,580)

Net Loss	-	-	-	411,666	-	411,666

Balance at June 30, 2012	67,437,365	$67,437	$6,909,490	$(8,176,291)	$11,820	$(1,187,544)

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	12 Months Ended	12 Months Ended
	06/30/12	06/30/11
Cash Flows from Operating Activities:
Net income (loss)	$411,666	$(505,642)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	22,259	25,887
Amortization	-	26,625
Amortization of deferred financing costs	-	64,279
Officer salary forgiveness	17,160	22,309
Stock-based compensation and common stock issued for services to
Nonemployees	17,295	57,000
Stock-based compensation	357,213	394,858
Loss (Gain) on adjustment to Fair market value of financial instruments	58,925	(394,607)
Realized gain on troubled debt restructuring	(945,900)	-
Realized gain on conversion of Noncontrolling interest	(138,273)	-
Noncontrolling interest in loss of subsidiary	-	(211)
Net changes in:
Other current assets	4,464	3,750
Accrued Salaries	(96,313)	105,538
Accounts receivable	(15,968)	(10,637)
Accounts payable and accrued expenses	172,053	62,066
Accrued interest	187,731	171,723
Deferred revenue	(51,362)	43,630
Net Cash Provided By Operating Activities	950	66,568

Cash Flows from Investing Activities:
Decrease in deposits	(4,207)	308
Purchase of furniture and equipment	-	(5,287)

Net Cash Used By Investing Activities	(4,207)	(4,979)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes	-	5,000
Repayments of notes payable	(2,430)	(1,500)
Net Cash (Used In) Provided By Financing Activities	(2,430)	3,500

Net (Decrease) Increase in Cash and Cash Equivalents	(5,687)	65,089

Cash and Cash Equivalents, Beginning	73,598	8,509

Cash and Cash Equivalents, Ending	$67,911	$73,598

Supplemental cash flow information:
Non-cash operating activities
Stock base compensation incurred for provision of professional services	$17,295	$57,000
Non-cash operating and investing activities Deposits forfeited for early lease termination	-	13,568
Non-cash operating and financing activities:
Forgiveness of accrued salary in exchange for Options to purchase Common Stock	97,582	-

Other: Interest Paid	1,530	19,746

See accompanying notes to consolidated financial statements.

 NOTE 1.  ORGANIZATION AND NATURE OF BUSINESS

The accompanying financial statements include Vidaroo Corporation (“Vidaroo” or the “Entity”) and its consolidated subsidiaries: E360, LLC (“E360”); Media Evolutions, Inc., d/b/a Vidaroo Productions (“MEV”); Vidaroo Licensing, LLC; Vidaroo Intellectual Property, Inc.; Vidaroo Support Services, LLC.    Vidaroo was formed in May 2007 as a Nevada Corporation and was named Gen2Media until April 26, 2010.  Vidaroo has a majority ownership interest in E360.  Vidaroo has a management agreement with MEV that provides Vidaroo with control of MEV’s operations.

Vidaroo is a video technology company.  Vidaroo has developed an online video platform (OVP) that is licensed under a Software-as-a-Service model.  Vidaroo also provides video production services that are performed for clients either on location or in Vidaroo’s professional production studio.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
The accompanying consolidated financial statements include the accounts and transactions of Vidaroo and its subsidiaries E360,  MEV, Vidaroo Licensing, LLC, Vidaroo Intellectual Property, Inc., and Vidaroo Support Services, LLC.  Vidaroo has a 98% and 95% interest in E360, as of June 30, 2012 and 2011, respectively. Ownership was acquired by Vidaroo in a stock exchange.  MEV is controlled by Vidaroo pursuant to a management agreement between the two companies.  All significant inter-entity accounts and transactions are eliminated in consolidation.

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

Long-Lived Assets
The Company evaluates the recoverability of its long−lived assets, including intangibles, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of long−lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. No impairment charges were incurred during the years ended June 30, 2012 and 2011.

Computer equipment and Office furniture and fixtures are recorded at cost depreciated on a straight-line basis over their expected useful lives of 5 and 7 years, respectively.

Noncontrolling Interest
Vidaroo has a 98% ownership interest in E360.  Noncontrolling interest represents the portion of E360 not owned by Vidaroo.  At June 30, 2011, Vidaroo had a 95% ownership interest in E360 and acquired the additional 3% through the issuance of Vidaroo stock during the year ended June 30, 2012.

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

Earnings per Common share
Basic earnings per common share excludes potentially dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Fully diluted earnings per share is equivalent to basic earnings per share for the years ended June 30, 2012 and 2011, as the impact of including those shares would be anti-dilutive. For the years ended June 30, 2012 and 2011 the Entity had 64,249,288 and 19,626,374 potentially dilutive common shares, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012. The Entity uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial statements which include cash, trade receivables, borrowings, related party notes payable, accounts payable and accrued liabilities are valued using Level 1 inputs and are immediately available without market risk to principal. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Research and Development
Based on the nature of the Entity’s software development methodology, costs incurred are considered to be connected with the establishment of technological feasibility in accordance with ASC 985-20-25 “Costs of Software to Be Sold, Leased or Marketed”.  Research and Development costs incurred during the years ended June 30, 2012 and 2011 were $273,000 and $320,000, respectively.

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

In May 2011, the FASB issued an accounting standard update which works to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The update both clarifies the FASB’s intent about the application of existing fair value guidance, and also changes certain principles regarding measurement and disclosure. The update is effective prospectively and is effective for annual periods beginning after December 15, 2011. Early application is permitted for interim periods beginning after December 15, 2011. The Company is currently evaluating the effect the update will have on its consolidated financial statements.

In January 2010, the FASB issued an accounting standard update on fair value measurements and disclosures. The update requires more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009; except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this update did not have an effect on the Company’s consolidated financial statements.

NOTE 4. RELATED PARTY TRANSACTIONS

During the year ended June 30, 2012, the Entity and its Officers agreed to convert its outstanding accrued payroll obligations into Options to purchase Common Stock.  The Entity awarded 18,193,775 Options to purchase its Common Stock exercisable at $0.05 in return for forgiveness of its outstanding payroll obligation of $97,582.  The number of Options to purchase Common in return for forgiveness of the payroll obligation was done at fair value as determined by using the Black-Scholes valuation methodology

As of June 30, 2012, the Entity has an outstanding obligation to Mark Argenti and Ian McDaniel of $31,255 and $31,255, respectively for incentive compensation under each individual’s employment contract.

NOTE 5.  DEBT

Notes Payable

In connection with the management agreement entered into with MEV, Vidaroo became obligated for the repayment of certain notes payable outstanding at the time of the initiation of the management agreement. These notes were guaranteed by Mark Argenti and Ian McDaniel along with a third party obligor .  During June, 2010 the third party obligor exercised his right as guarantor on these loans and satisfied the original obligation.   During the year ended June 30, 2012, Vidaroo agreed to interest and repayment terms with the obligor.  This Note Payable now carries interest at 12% and will begin a repayment schedule commencing on April 1, 2013 and carry equal monthly payments of $2,000 until satisfaction of the both the principal and interest

Convertible Secured Promissory Notes Payable

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

As of June 30, 2011, the Entity defaulted on its obligation to pay interest and repay principal on these Notes.

During the year ended June 30, 2012, Vidaroo and the holders of the Convertible Secured Promissory Notes came to agreement to restructure the terms of the Notes.  Of the $590,000 outstanding, holders of $390,000 of the Notes agreed to accept 10,499,922 shares of preferred stock plus 3,658,549 warrants to purchase Common Stock of Vidaroo at an exercise price of $0.10 in exchange for $290,000 outstanding plus accrued interest.

Also during the year ended June 30, 2012, the holders of $200,000 of the Convertible Secured Promissory Notes agreed to a repayment schedule starting in April, 2013 and the conversion of accrued interest into 1,837,920 shares of preferred stock and 640,397 warrants to purchase shares of common stock at an exercise price of $0.10.

Promissory Notes Payable

During the years ended June 30, 2011 and 2010 the Entity issued debt instruments in the form of promissory notes with a face value of $538,000 and $331,500, respectively (the “Promissory Notes”) and bear interest at 12%. These Promissory Notes were issued in two traunches.  Traunch I had an original face value of $231,500 and was due and payable one year from issuance.  Traunch I was issued during the fourth quarter of the year ended June 30, 2009 and therefore was originally due during the quarter ending June 30, 2010.  Traunch II has a face value of $638,000 and was originally due and payable on December 31, 2010.   Monthly interest payments were required.

During the year ended June 30, 2011, the Entity defaulted on its obligation to pay interest and repay principal on these Notes.

During the year ended June 30, 2012, the Entity negotiated with the holders of these notes to restructure the terms of the obligation.  The Entity and certain holders of the Notes agreed to convert $760,000 of the $863,570 still outstanding plus the related accrued interest into 19,782,796 shares of Preferred Stock and 6,893,034 warrants to purchase its Common Stock exercisable at $0.10 as of June 30, 2012.  Subsequent to June 30, the Entity finalized agreements with holders of an additional $65,000 of the obligation plus accrued interest into 1,650,693 shares of Preferred Stock and 575,161 warrants to purchase its Common also exercisable at $0.10.

The remaining balance of $34,000 was unable to be negotiated shall remain a short-term obligation of Vidaroo.

NOTE 6. FAIR VALUE MEASUREMENTS

The Notes Payable, Convertible Secured Promissory Notes and Promissory Notes are stated at fair value.   Fair value is as follows:

	Face value	Adjustment to face value	Fair value as of June 30, 2012

Promissory Notes and Notes Payable	$140,610	$(86,489)	$54,121
Convertible Secured Promissory Notes Payable	200,000	(123,019)	76,981
Accrued interest	38,028	(27,595)	10,433
Total	$378,638	$(237,103)	$141,535

The Level 3 inputs used include the number of shares offered to the holders of the Notes along with fair value of the Company’s Common Stock for those Note holders that converted these debt instruments into Equity during the year ended June 30, 2012.  During the years ended June 30, 2012 and 2011, the Entity recorded an unrealized (loss) gain of $(157,504) and $394,607, respectively.  This gain had the effect of increasing the unrealized gain at June 30, 2011 of $394,607 to the $237,103 reported as of June 30, 2012.

Noncontrolling interest is also stated at fair value.  Fair value is as follows:

	Face value	Adjustment to face value	Fair value as of June 30, 2012
Noncontrolling interest	$110,400	$(98,580)	$11,820

The Level 3 inputs used include the number of shares being offered to the holders of the Noncontrolling interest along with fair value of the Company’s Common Stock. During the years ended June 30, 2012 and 2011, the Entity recorded an unrealized gain of $98,580 and $0, respectively.

NOTE 7.  COMMON STOCK

The Entity’s authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001. 67,437,365 shares were outstanding as of June 30, 2012.  During the year ended June 30, 2012, the Entity increased the number of authorized shares from 100,000,000 to 200,000,000.

During the year ended June 30, 2012, the Entity issued a total of 1,246,180 shares of Common Stock.  346,180 shares were issued for stock based compensation valued at $56,648; and 900,000 were issued for the conversion of 3% of the minority interest in E360 for consideration valued at $16,200.

During the year ended June 30, 2011, the Entity issued a total of 1,055,153 shares of common stock. 430,153 were issued as Stock based compensation for employees valued at $61,870; and 625,000 were issued for professional services for consideration valued at $57,000.

NOTE 8. CALLABLE PREFERRED STOCK

During the year ended June 30, 2012, the Entity amended its Articles of Incorporation to authorize the creation and issuance of 100,000,000 shares of “blank check” preferred stock (“Preferred Stock”) with a par value of $0.001.

Pursuant to authorization of the class of Preferred Stock the Entity issued 33,778,173 shares of Preferred Stock.  These shares carry an annual coupon of 5% and are callable by the Entity at $0.10.  The dividend is payable annually within 30 days of December 31.  Should the dividend go unpaid, the Entity would be prohibited from increasing Executive compensation or paying cash bonuses under the terms of its settlement agreement with the previous holders of its Convertible Secured Promissory Notes and Promissory Notes Payable.

NOTE 9. STOCK BASED COMPENSATION

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

During the years ended June 30, 2012 and 2011, the Entity issued shares as well as options and warrants for shares of stock in connection with the recruitment of directors, officers and employees as well as for professional service vendors and the conversion of certain debt instruments into Equity of the Entity.   Based on these activities, compensation cost of $357,213 and $451,858 was recognized in the years ended June 30, 2012 and 2011, respectively.

The following table summarizes the Entity’s stock options and warrants outstanding as of June 30, 2012 and 2011, as well as option and warrant activity during the year then ended:

	Number of Shares Outstanding Under Options and Warrants	Weighted Average Exercise Price

Balance, June 30, 2010	7,796,048	0.25
Granted	7,211,672	0.05
Forfeited or Expired	(189,995)	0.17

Balance, June 30, 2010	14,817,725	$0.15

Granted	48,233,803	0.06
Exercised	-	-
Forfeited or expired	(435,348)	0.14

Balance, June 30, 2011	62,616,180	$0.08
Exercisable, June 30, 2011	55,550,788	$0..08

The following table is a summary of the Entity’s non-vested stock options

	Number of shares	Weighted-Average Grant-Date Fair Value
Non-vested balance, June 30, 2011	6,452,692	$0.15

Granted	48,233,803	0.06
Vested	(47,540,310)	0.07
Forfeited/Expired	(80,793)	0.14

Non-vested balance, June 30, 2012	7,065,392	$0.08

The weighted average fair value of options and warrants granted during the years ended June 30, 2012 and 2011 was $0.06 and $0.05 per share, respectively. The total intrinsic value of options exercised during the years ended June 30, 2012 and 2011, was $0. The aggregate intrinsic value of the outstanding options at June 30, 2012 and 2011 was $0.

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

The components of deferred tax assets are as follows:

	6/30/12	6/30/11

Accumulated Net loss	$8,176,291	$8,857,957

Valuation allowance	(8,176,291)	(8,857,957)

Net deferred tax assets	$-	$-

NOTE 11.  CONCENTRATIONS OF REVENUE

During the year ended June 30, 2012 and 2011, we had two customers that accounted for 45% and 63% of our revenue, respectively.

NOTE 12.  GOING CONCERN

The Entity became operational during the year ended June 30, 2009 and exited the development stage.  The Entity began to realize substantial revenue in year ended June 30, 2009, which has grown by over $621,000 to $1,720,564 in the year ended June 30, 2012.  Through June 30, 2012 the Entity has accumulated losses of $8,176,291.  The Entity expects to generate revenues from corporate clients and partners in the way of software licensing revenue, as well as for its production services.

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

NOTE 13.  SUBSEQUENT EVENTS

Subsequent to June 30, the Entity finalized agreements with holders of an additional $65,000 of Promissory notes payable plus accrued interest into 1,650,693 shares of Preferred Stock and 575,161 warrants to purchase our Common Stock exercisable at $0.10.