Form 10-K/A
period 2012-06-30
VIDAROO Corp
filed 2012-10-24
CIK 1418826

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

DOCUMENTS INCORPORATED BY REFERENCE – None

Explanatory Note

Vidaroo, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the Amendment”) to the Company’s annual report on Form 10-K for the period ended June 30, 2012 (the “Form 10-K”), filed with the Securities and Exchange Commission on October 1, 2012 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule-405 of Regulation S-T.  Exhibit 101 requires the Company’s Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

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

* Previously included in our Annual Report on Form 10-K for the year ended June 30, 2012 filed with the SEC on October 1, 2012
** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

VIDAROO, INC.
(Registrant)

Dated: October 24, 2012	By:	/s/ Thomas Moreland
Thomas Moreland, Chief Financial Officer

3