Form 10-Q
period 2012-09-30
VIDAROO Corp
filed 2012-11-20
CIK 1418826

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 333-147932

VIDAROO CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	26-1358844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 N. Highland Ave., Winter Garden, FL	34787
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (321) 293-3360

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 4, 2012 there were 67,455,867 outstanding shares of the Registrant's Common Stock, $.001 par value.

VIDAROO CORPORATION
SEPTEMBER 30, 2012 QUARTERLY REPORT ON FORM 10-Q

   VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	June 30, 2012
Assets	(UNAUDITED)

Current:
Cash and cash equivalents	$52,344	$67,911
Accounts Receivable	18,728	105,876
Other Current Assets	5,101	5,101
Total Current Assets	76,173	178,888
Furniture and Equipment:
Computer equipment	114,582	114,582
Office furniture and fixtures	14,252	14,252
	128,834	128,834
Less Accumulated depreciation	(110,006)	(106,711)
Net Furniture and Equipment	18,828	22,123

Other Assets – Deposits	4,872	4,872
Total Assets	$99,873	$205,883

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts Payable	$489,759	$534,408
Accrued Salaries	247,785	167,060
Deferred revenue	32,320	35,099
Accrued Interest	12,835	10,433
Convertible secured promissory notes – Current portion	17,923	10,291
Promissory Notes and Notes payable – Current portion	13,933	16,000
Total Current Liabilities	814,555	773,291

Convertible secured promissory notes	49,113	66,690
Promissory Notes and Notes payable	11,248	38,121

Total Liabilities	874,916	878,102

Callable Preferred Stock, $0.001 par value; Callable at $0.10; Issued and Outstanding 35,428,867 and 33,778,173 shares at September 30 and June 30, 2012, respectively	541,736	515,325

Stockholders' (Deficit) Equity:

Common stock, $.001 par value; 200,000,000 shares authorized;
67,455,867 and 67,437,365 issued and outstanding at September 30 and June 30, 2012, respectively	67,456	67,437
Additional paid in capital	6,918,529	6,909,490
Accumulated Deficit	(8,311,164)	(8,176,291)

Vidaroo Corporation and subsidiaries Stockholders’ (Deficit)	(1,325,179)	(1,199,364)
Noncontrolling Interest	8,400	11,820
Total Stockholders’ Deficit	(1,316,779)	(1,187,544)
Total Liabilities and Stockholders’ Deficit	$99,873	$205,883

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	3 Months Ended	3 Months Ended
	9/30/12	9/30/11

REVENUES	$248,871	$308,290

Cost of Sales	(84,076)	(41,957)

Operating Margin	164,795	266,333

Operating Expenses
Selling, General and Administrative	300,308	318,713
Depreciation and Amortization	3,295	6,396
Stock based compensation	5,079	25,801
Total Operating expenses	308,682	350,910

Loss from Operations	(143,887)	(84,577)

Interest expense	(15,527)	(57,890)

Nonoperating gains(losses): Realized gain on troubled debt restructuring	49,853	-
Unrealized (loss) gain on adjustment to fair market value of financial instruments	(25,312)	544,577

NET INCOME (LOSS) TO COMMON SHAREHOLDERS OF VIDAROO CORPORATION	$(134,873)	$402,110

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.00	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING	67,446,822	66,239,449

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT/EQUITY
(UNAUDITED)

	Class A		Additional
	Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance at June 30, 2012	67,437,365	$67,437	$6,909,490	$(8,176,291)	$11,820	$(1,187,544)

Stock based compensation cost for Employees	18,502	19	5,060	-	-	5,079

Stock based compensation issued relative to debt conversion	-	-	3,979	-	-	3,979

Unrealized gain on fair value adjustment to noncontrolling interest	-	-	-	-	(3,420)	(3,420)

Net loss	-	-	-	(134,873)	-	(134,873)

Balance at September 30, 2012	67,455,867	$67,456	$6,918,529	$(8,311,164)	$8,400	$(1,316,779)

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)

	3 Months Ended	3 Months Ended
	9/30/12	9/30/11
Cash Flows from Operating Activities:
Net Income (loss)	$(134,873)	$402,110
Adjustments to reconcile net income (loss) to net cash used
by operating activities:
Depreciation	3,295	6,396
Officer salary forgiveness	-	5,148
Stock-based compensation	5,079	25,802
Realized gain on troubled debt restructuring	(49,853)	-
Loss (gain) on adjustment to Fair market value of financial instruments	25,312	(544,577)
Net changes in:
Other current assets	-	2,469
Accrued Salaries	80,725	6,699
Accounts receivable	87,148	37,380
Accounts payable and accrued expenses	(44,649)	16,218
Accrued interest	15,509	56,995
Deferred revenue	(2,779)	(46,625)
Net Cash Used By Operating Activities	(15,086)	(31,985)

Cash Flows from Investing Activities:
Deposits	-	(3,312)

Net Cash Used By Investing Activities	-	(3,312)

Cash Flows from Financing Activities:
Repayment of Promissory Notes and Notes Payable	(481)	-
Net Cash Used By Financing Activities	(481)	-

Net Decrease in Cash and Cash Equivalents	(15,567)	(35,297

Cash and Cash Equivalents, Beginning	67,911	73,598

Cash and Cash Equivalents, Ending	$52,344	$38,301

Supplemental cash flow information:
Noncash Financing Activities:
Promissory Notes and Notes Payable and Accrued Interest converted into Preferred Stock and Warrants to purchase Common Stock	$80,243	$-
Other:
Interest Paid	269	895

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

Basis of Presentation

Unaudited Interim Financial Statements
The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the Entity’s Annual Report on Form 10-K for the year ended June 30, 2012, as filed with the SEC on October 1, 2012 (the “2012 Annual Report”).

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

Basis of Consolidation
The accompanying consolidated financial statements include the accounts and transactions of Vidaroo and its subsidiaries E360, MEV, Vidaroo Licensing, LLC, Vidaroo Intellectual Property, Inc., and Vidaroo Support Services, LLC.  Vidaroo has a 98% and 95% interest in E360, as of September 30, 2012 and 2011, respectively. Ownership was acquired by Vidaroo in a stock exchange.  MEV is controlled by Vidaroo pursuant to a management agreement between the two companies.  All significant inter-entity accounts and transactions are eliminated in consolidation.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
Revenue is generated from monthly subscription fees from subscribers to the OVP.  Revenue is recognized ratably over the contract period for each subscriber.  Revenue is also generated from professional services rendered in connection with the production of video content.  Revenue is recognized when services are rendered or advertising has been delivered in accordance with the terms of the agreement provided that the collection of the associated receivable is reasonably assured and there are no remaining significant obligations.

Long-Lived Assets
The Entity evaluates the recoverability of its long−lived assets, including intangibles, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of long−lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. No impairment charges were incurred during the three months ended September 30, 2012 and 2011.

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

Earnings per Common share
Basic earnings per common share excludes potentially dilutive securities and is computed by dividing net earnings(loss) by the weighted average number of common shares outstanding during the period.  Fully diluted earnings per share are not displayed as the impact of including those shares would be anti-dilutive. For the quarters ended September 30, 2012 and 2011 the Entity had  65,853,927 and 20,556,233 potentially dilutive common shares, respectively, which were not included in the calculation of diluted loss per share.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012.

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

Research and Development

Based on the nature of the Entity’s software development methodology, costs incurred are considered to be connected with the establishment of technological feasibility in accordance with ASC 985-20-25 “Costs of Software to Be Sold, Leased or Marketed” and therefore are considered Research and Development.

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

The recent accounting standards disclosed shall be read in conjunction with the disclosures made in the Entity's Annual Report on form 10-K for the fiscal year ended June 30, 2012.

NOTE 4. RELATED PARTY TRANSACTIONS

As of September 30, 2012, the Entity has an outstanding obligation to both Mark Argenti and Ian McDaniel of $39,478 for incentive compensation under each individual’s employment contract of which $8,223 was earned in the quarter ended September 30, 2012.

Also as of September 30, 2012 and 2011, the Entity had an outstanding payroll obligation of $50,000 and $15,417 to its Officers

NOTE 5.  DEBT

Notes Payable

In connection with the management agreement entered into with MEV, Vidaroo became obligated for the repayment of certain notes payable outstanding at the time of the initiation of the management agreement. These notes were guaranteed by Mark Argenti and Ian McDaniel along with a third party obligor.  During June, 2010 the third party obligor exercised his right as guarantor on these loans and satisfied the original obligation.   During the year ended June 30, 2012, Vidaroo agreed to interest and repayment terms with the obligor.  This Note Payable now carries interest at 12% and will begin a repayment schedule commencing on April 1, 2013 and carry equal monthly payments of $2,000 until satisfaction of the both the principal and interest

Convertible Secured Promissory Notes Payable

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

During the year ended June 30, 2012, the Entity negotiated with the holders of these notes to restructure the terms of the obligation.  The Entity and certain holders of the Notes agreed to convert $760,000 of the $863,570 still outstanding plus the related accrued interest into 19,782,796 shares of Preferred Stock and 6,893,034 warrants to purchase its Common Stock exercisable at $0.10 as of June 30, 2012.  During the three months ended September 30, 2012, the Entity finalized agreements with holders of an additional $65,000 of the obligation plus accrued interest into 1,650,693 shares of Preferred Stock and 575,161 warrants to purchase its Common also exercisable at $0.10.

The remaining balance of $34,000 was unable to be negotiated shall remain a short-term obligation of Vidaroo.

NOTE 6. FAIR VALUE MEASUREMENTS

The Notes Payable, Convertible Secured Promissory Notes and Promissory Notes are stated at fair value.   Fair value is as follows:

	Face value	Adjustment to face value	Fair value as of September 30, 2012

Promissory Notes and Notes Payable	$75,129	$(49,948)	$25,181
Convertible Secured Promissory Notes Payable	200,000	(132,964)	67,036
Accrued interest	38,293	(25,458)	12,835
Total	$313,422	$(208,370)	$105,052

The Level 3 inputs used include the number of shares offered to the holders of the Notes along with fair value of the Company’s Common Stock for those Note holders that converted these debt instruments into Equity during the year ended June 30, 2012 and the three months ended September 30, 2012.

Noncontrolling interest is also stated at fair value.  Fair value is as follows:

	Face value	Adjustment to face value	Fair value as of September 30, 2012
Noncontrolling interest	$110,400	$(102,000)	$8,400

The Level 3 inputs used include the number of shares provided to the holders of the Noncontrolling interest that converted into Vidaroo’s Common Stock during the year ended June 30, 2012, along with fair value of the Company’s Common Stock.

NOTE 7.  CAPITAL STOCK

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

NOTE 8. STOCK BASED COMPENSATION

The following table represents activity for the Entity’s outstanding stock options and warrants as of and for the three months ended September 30, 2012:

	Number of Shares Outstanding Under Options and Warrants	Weighted Average Exercise Price

Balance, June 30, 2012	62,616,180	$0.08

Granted	575,155	0.10
Forfeited or expired	(1,520,000)	0.05

Balance, September 30, 2012	61,671,335	$0.09
Exercisable, September 30, 2012	56,520,180	$0.09

The following table is a summary of the Entity’s non-vested stock options

	Number of shares	Weighted-Average Grant-Date Fair Value
Non-vested balance, June 30, 2012	7,065,392	$0.08

Granted	575,155	0.10
Vested	(1,100,642)	0.08
Forfeited/Expired	(1,388,750)	0.05

Non-vested balance, September 30, 2012	5,151,155	$0.05

Unrecognized compensation cost related to unvested stock options and warrants at September 30, 2012 was $45,155 and are expected to be recognized over a weighted average period of 21 months.

The total intrinsic value of options exercised during the three months ended September 30, 2012 and 2011 and was $0. The aggregate intrinsic value of the outstanding options at September 30, 2012 and 2011 was $0.

NOTE 9.  INCOME TAXES

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

The components of deferred tax assets are as follows:

	9/30/12	6/30/12

Accumulated Net loss	$8,311,164	$8,176,291

Valuation allowance	(8,311,164)	(8,176,291)

Net deferred tax assets	$–	$-

NOTE 10.  GOING CONCERN

Through September 30, 2012, the Entity has accumulated losses of $8,311,164.  The Entity expects to generate revenues from its SaaS platform and Production service offerings.  The Entity will either receive a monthly fee for its software platform and engagement fees for its production services.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011.  Our fiscal year runs from July 1 to June 30.

Revenue

Revenue decreased $59,419 to $248,871 in the quarter ended September 30, 2012 as compared to 2011.  While there is an overall decrease in Revenue, SaaS revenue increased from $119,000 to $127,000.  While the increase in revenue is 7%, we have seen a shift in the number of clients served with a 60% growth in the number of on-demand accounts on a year over year basis.  The year over year revenue decrease was predominantly driven by slower demand for our Production services.  The episodic nature of these of these services caused lower revenue with a smaller number of engagements than in the prior year.

Cost of Sales

During the quarter the Entity incurred cost of sales in conjunction with the direct provision of services to our clients.   These expenses consist of bandwidth to deliver licensing of the online video platform, sales commissions, and production personnel as well as equipment to facilitate the provision of our production services.  Cost of sales increased by $42,119 to $84,076 in the quarter ended September 30, 2012 as compared to 2011.  The increase was due predominantly to a higher cost structure required for the current year production services, which included additional professional services of $22,000 and incentive compensation of $16,000 which was not incurred in the prior year.

Operating Margin

The operating margin generated by the services and technologies provided during the quarter ended September 30, 2012 decreased by $101,538 to $164,795 in comparison to the quarter ended September 30, 2011.  The operating margin on the services and technologies produced an Operating Margin of 66% in comparison to 86% in the prior year.  The decrease in Margin was predominantly driven by the increased cost related to production services as the Software licensing service remained stable.

Selling General and Administrative

Selling General and Administrative costs generally consist of salaries, professional fees, office expenses and other administrative costs.  These costs decreased by $18,405 to $300,308 for the quarter ended September 30, 2012 as compared to 2011.  This decrease relates primarily to reduced professional fees from the prior year, specifically related to legal fees in the prior year as well as lower occupancy costs as we completed our move to a lower cost facility in the prior year.  These decreases were offset somewhat by additional advertising expense associated with the promotion of our OVP.

Stock based Compensation

Stock based compensation decreased by $20,722 to $5,079.  The expense associated with stock based compensation in the prior year quarter had higher amounts of vesting related to awards for recruitment of certain officers whereas the current year quarter relates to ongoing recognition of vesting at a lower level.  This was due to the renegotiation of Executive Officer contracts in the fourth quarter of the year ended June 30, 2012.

Loss from Operations

Loss from Operations increased by $59,310 to $143,887.  The increase in the loss was driven by the lower Operating Margin, offset somewhat by the decreased Operating Expenses.

Interest expense

Interest expense decreased by $42,381 to $15,509.  The decrease is due to the conversion of a significant portion of the outstanding indebtedness into Equity during the fourth quarter of the year ended June 30, 2012.

Nonoperating Gains

The realized gain on troubled debt restructuring did not exist in the prior year as the debt was converted into Equity on the fourth quarter of the year ended June 30, 2012 with continuation of a portion of the settlement into the three months ended September 30, 2012.

Unrealized gain on adjustment to the fair market value of financial instruments decreased by $519,265 to $25,312.  The decrease relates to the nature of the troubled debt restructuring.  While ongoing negotiations caused the larger gain on the prior year, the significant reduction in the outstanding balance of our debt during the year ended June 30, 2012 caused the current year adjustment to be much lower.

Liquidity and Capital Resources

The Entity had net working capital of $(738,382) at September 30, 2012, a degradation of $143,979 compared to June 30, 2012.  The degradation is due to the Operating losses sustain during the three months ended September 30, 2012

The Entity has incurred operating losses since its inception.  The Entity’s auditor has emphasized uncertainty regarding our ability to continue as a going concern in his audit report for the year ended June 30, 2012. As shown in the accompanying financial statements, the Entity has an accumulated deficit of $8,311,164 as of September 30, 2012.

Other components of the Entity’s working capital and changes therein are discussed as follows:

Cash and Cash Equivalents. For the three month period ended September 30, 2012, cash and cash equivalents decreased to $52,344 from $67,911 at June 30, 2012.

Cash Flows from Operating Activities. Net cash used by operating activities was $15,086 for the three months ended September 30, 2012, a decrease of $16,899 over the first quarter of the prior year.  The change in cash flows from operating activities is primarily attributable to the use of working capital assets and liabilities to support our Operating Losses.

Cash Flows from Financing Activities. Net cash used by financing activities was $481 for the three months ended September 30, 2012, and consisted solely of the repayment of a small amount of our outstanding debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2012. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were ineffective due to the lack of segregation of duties and the lack of audit committee oversight. Upon the acquisition of adequate capital the Entity intends to remediate the deficiencies through the deployment of additional personnel and implementation of an audit committee.

Management’s Quarterly Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of September 30, 2012 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of September 30, 2012.

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

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2012, we have $29,000 of outstanding Promissory Notes that we have not met our contractual obligation for the payment of principal and interest. We have attempted to convert these Notes into Equity, similar to the conversions that occurred in the year ended June 30, 2012 but have been unable to come to terms with the Note holders.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

This report is required to be filed by November 14, 2012.  Under the provisions of the Securities Exchange Act of 1934, Release No. 68224 issued on November 14, 2012, this report will be filed on or before November 21, 2012 and considered to be timely filed.  The delay is due to the Chief Financial Officer being delayed in his travel back to our headquarters due to the effects of Hurricane Sandy and its aftermath.

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

VIDAROO CORPORATION

DATE: November 14, 2012	By:	/s/ Mark Argenti
Mark Argenti
Chief Executive Officer (principal executive officer)

By:	/s/ Thomas Moreland
Thomas Moreland
Chief Financial Officer and Treasurer (Principal financial and accounting officer)