Form 10-Q
period 2012-12-31
VIDAROO Corp
filed 2013-02-21
CIK 1418826

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLYLY PERIOD ENDED DECEMBER 31, 2012
OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 333-147932

VIDAROO CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	26-1358844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 Center Pointe Cir. Suite 1166, Altamonte Springs, FL	32701
(Address of principal executive offices)	(Zip code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of February 8, 2013 there were 67,455,867 outstanding shares of the Registrant's Common Stock, $.001 par value.

VIDAROO CORPORATION
DECEMBER 31, 20112 QUARTERLY REPORT ON FORM 10-Q

 VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012 (UNAUDITED)	June 30, 2012
Assets

Current:
Cash and cash equivalents	$26,205	$67,911
Accounts Receivable	3,979	105,876
Other Current Assets	8,232	5,101
Total Current Assets	38,416	178,888
Furniture and Equipment:
Computer equipment	116,816	114,582
Office furniture and fixtures	14,252	14,252
	131,068	128,834
Less Accumulated depreciation	(112,028)	(106,701)
Net Furniture and Equipment	19,040	22,123

Other Assets – Deposits	4,872	4,872
Total Assets	$62,328	$205,883

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts Payable	$212,212	$534,408
Accrued Salaries	340,594	167,060
Deferred revenue	31,867	35,099
Accrued interest	19,565	10,433
Convertible secured promissory notes – Current portion	14,117	10,291
Promissory Notes and Notes payable – Current portion	9,301	16,000
Total Current Liabilities	627,656	773,291

Convertible secured promissory notes	21,223	66,690
Promissory Notes and Notes payable	3,931	38,121

Total Liabilities	652,810	878,102

Callable Preferred Stock, $0.001 par value; Callable at $0.10; Issued and Outstanding
35,428,867 and 33,778,173 shares at December 31 and June 30, 2012, respectively	541,736	515,325

Stockholders' (Deficit) Equity:

Common stock, $0.001 par value; 200,000,000 shares authorized;
67,455,867 and 67,437,365 issued and outstanding at December 31 and June 30, 2012, respectively	67,456	67,437
Additional paid in capital	6,923,081	6,909,490
Accumulated Deficit	(8,131,155)	(8,176,291)

Vidaroo Corporation and subsidiaries Stockholders’ (Deficit)	(1,140,618)	(1,199,364)
Noncontrolling Interest	8,400	11,820
Total Stockholders’ Deficit	(1,132,218)	(1,187,544)
Total Liabilities and Stockholders’ Deficit	$62,328	$205,883

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Quarter Ended	Quarter Ended	6 Months Ended	6 Months Ended
	12/31/12	12/31/11	12/31/12	12/31/11

REVENUES	$248,339	$416,544	$497,211	$724,834

Cost of sales	(86,366)	(81,246)	(170,443)	(123,203)

Operating margin	161,973	335,298	326,768	601,631

Operating expenses
Selling, general and administrative	287,294	395,721	592,945	740,235
Depreciation and amortization	2,023	6,216	5,317	12,612
Total expenses	289,317	401,937	598,262	752,847

Loss from operations	(127,344)	(66,639)	(271,494)	(151,216)

Interest expense	(8,867)	(50,298)	(24,131)	(108,188)

Nonoperating gains:
Realized gain on troubled debt restructuring	-	-	49,853	-
Gain on adjustment to fair market value of financial instruments	316,220	116,401	290,908	660,978

NET INCOME (LOSS) TO COMMON SHAREHOLDERS OF VIDAROO CORPORATION	$180,009	$(536)	$45,136	$401,574

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.00	$0.00	$0.00	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING	67,455,867	66,442,767	67,451,550	66,316,976

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT/EQUITY
(UNAUDITED)

	Class A		Additional
	Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance at June 30, 2012	67,437,365	$67,437	$6,909,490	$(8,176,291)	$11,820	$(1,187,544)

Stock based compensation cost for Employees	18,502	19	9,612	-	-	9,631

Stock based compensation issued relative to debt conversion	-	-	3,979	-	-	3,979

Unrealized gain on fair value adjustment to noncontrolling interest	-	-	-	-	(3,420)	(3,420)

Net Income	-	-	-	45,136	-	45,136

Balance at December 31, 2012	67,455,867	$67,456	$6,923,081	$(8,131,155)	$8,400	$(1,132,218)

See accompanying notes to consolidated financial statements.

VIDAROO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)

	6 Months Ended	6 Months Ended
	12/31/12	12/31/11
Cash Flows from Operating Activities:
Net Income	$45,136	$401,574
Adjustments to reconcile net income to net cash used
by operating activities:
Depreciation	5,317	12,615
Accretion of accrued salaries	-	10,296
Realized gain on troubled debt restructuring	(49,853)	-
Gain on adjustment to fair market value of financial instruments	(290,908)	(660,978)
Stock-based compensation	9,631	75,734
Net changes in:
Other current assets	(3,131)	3,570
Accrued salaries	173,534	6,178
Accrued interest	24,375	106,263
Accounts receivable	101,897	76
Accounts payable and accrued expenses	(51,513)	70,264
Deferred revenue	(3,232)	(51,002)
Net Cash Used By Operating Activities	(38,747)	(25,410)

Cash Flows from Investing Activities:
Deposits	-	(3,312)
Purchase of furniture and equipment	(2,234)	-

Net Cash Used By Investing Activities	(2,234)	(3,312)

Cash Flows from Financing Activities:
Repayments of notes payable	(725)	-
Net Cash Used By Financing Activities	(725)	-

Net Decrease in Cash and Cash Equivalents	(41,706)	(28,722)

Cash and Cash Equivalents, Beginning	67,911	73,598

Cash and Cash Equivalents, Ending	$26,205	$44,876

Supplemental cash flow information:
Other disclosures:
Interest Paid	$276	$1,925

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

Basis of Consolidation
The accompanying consolidated financial statements include the accounts and transactions of Vidaroo and its subsidiaries E360, MEV, Vidaroo Licensing, LLC, Vidaroo Intellectual Property, Inc., and Vidaroo Support Services, LLC.  Vidaroo has a 98% and 95% interest in E360, as of December 31, 2012 and 2011, respectively. Ownership was acquired by Vidaroo in a stock exchange.  MEV is controlled by Vidaroo pursuant to a management agreement between the two companies.  All significant inter-entity accounts and transactions are eliminated in consolidation.

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

Long-Lived Assets
The Entity evaluates the recoverability of its long−lived assets, including intangibles, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of long−lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. No impairment charges were incurred during the six months ended December 31, 2012 and 2011.

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

Earnings per Common share
Basic earnings per common share excludes potentially dilutive securities and is computed by dividing net earnings(loss) by the weighted average number of common shares outstanding during the period.  Fully diluted earnings per share are not displayed as the impact of including those shares would be anti-dilutive. For the six months ended December 31, 2012 and 2011 the Entity had 63,404,912 and 22,494,115 potentially dilutive common shares, respectively, which were not included in the calculation of diluted income (loss) per share.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012.

The Entity uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial statements which include cash, trade receivables, borrowings, related party notes payable, accounts payable and certain accrued liabilities are valued using Level 1 inputs and are immediately available without market risk to principal. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Entity considers its Debt instruments and certain accrued liabilities to have Level 3 inputs.  Those inputs include the fair value of Vidaroo’s common stock and the number of shares the Entity has offered to convert its outstanding debt and accrued interest to equity of the Entity.

NOTE 3.  DEBT

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

During the year ended June 30, 2012, Vidaroo and the holders of the Convertible Secured Promissory Notes came to agreement to restructure the terms of the Notes.  Of the $590,000 outstanding, holders of $390,000 of the Notes agreed to accept 10,499,922 shares of preferred stock plus 3,658,549 warrants to purchase Common Stock of Vidaroo at an exercise price of $0.10.

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

During the year ended June 30, 2012, the Entity negotiated with the holders of these notes to restructure the terms of the obligation.  The Entity and certain holders of the Notes agreed to convert $760,000 of the $863,570 still outstanding plus the related accrued interest into 19,782,796 shares of Preferred Stock and 6,893,034 warrants to purchase its Common Stock exercisable at $0.10 as of June 30, 2012.  During the six months ended December 31, 2012, the Entity finalized agreements with holders of an additional $65,000 of the obligation plus accrued interest into 1,650,693 shares of Preferred Stock and 575,161 warrants to purchase its Common also exercisable at $0.10.

The remaining balance of $34,000 was unable to be negotiated and shall remain a short-term obligation of Vidaroo.

NOTE 4. FAIR VALUE MEASUREMENTS

The Notes Payable, Convertible Secured Promissory Notes and Promissory Notes are stated at fair value.   Fair value is as follows:

	Face value	Adjustment to face value	Fair value as of December 31, 2012

Promissory Notes and Notes Payable	$74,885	$(61,653)	$13,232
Convertible Secured Promissory Notes Payable	200,000	(164,660)	35,340
Accrued interest	47,160	(27,595)	19,565
Total	$322,045	$(253,908)	$68,137

The Level 3 inputs used include the number of shares offered to the holders of the Notes along with fair value of the Company’s Common Stock for those Note holders that converted these debt instruments into Equity during the year ended June 30, 2012 and the six months ended December 31, 2012.

Noncontrolling interest is also stated at fair value.  Fair value is as follows:

	Face value	Adjustment to face value	Fair value as of December 31, 2012
Noncontrolling interest	$110,400	$(102,000)	$8,400

The Level 3 inputs used include the number of shares provided to the holders of the Noncontrolling interest that converted into Vidaroo’s Common Stock during the year ended June 30, 2012, along with fair value of the Company’s Common Stock.

Certain accrued expenses are considered to be stated at fair value through the use of Level 3 inputs.  Fair value is as follows:

	Face value	Adjustment to face value	Fair value as of December 31, 2012
Accrued expenses	$330,908	$(270,683)	$60,225

Fair value for the certain accrued expenses included above are estimated based on the potential number of shares that would be offered to the Entity’s creditors for settlement of these obligations along with the fair value of such shares.

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

NOTE 6. STOCK BASED COMPENSATION

The following table represents activity for the Entity’s outstanding options and warrants as of and for the six months ended December 31, 2012:
	Number of Shares Outstanding Under Options and Warrants	Weighted Average Exercise Price

Balance, June 30, 2012	62,616,180	0.08

Granted	575,155	0.10
Forfeited or expired	(1,520,000)	0.05

Balance, December 31, 2012	61,671,335	$0.09
Exercisable, December 31, 2012	57,049,001	0.09

The following table is a summary of the Entity’s non-vested stock options

	Number of shares	Weighted-Average Grant-Date Fair Value
Non-vested balance, June 30, 2012	7,065,392	$0.08

Granted	575,155	0.10
Vested	(1,629,463)	0.07
Forfeited/Expired	(1,388,750)	0.05

Non-vested balance, December 31, 2012	4,622,334	$0.05

Unrecognized compensation cost related to unvested stock options and warrants at December 31, 2012 was $40,603 and is expected to be recognized over a weighted average period of 18 months.

The total intrinsic value of options exercised during the six months ended December 31, 2012 and 2011 and was $0. The aggregate intrinsic value of the outstanding options and warrants at December 31, 2012 and 2011 was $0.

NOTE 7. RELATED PARTY TRANSACTIONS

As of December 31, 2012, the Entity has an outstanding obligation to both Mark Argenti and Ian McDaniel of $47,178 for incentive compensation under each individual’s employment contract of which $14,223 was earned in the six months ended December 31, 2012.

Also as of December 31, 2012 and 2011, the Entity had an outstanding payroll obligation of $110,000 and $78,047, respectively to its Officers.

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

The components of deferred tax assets are as follows:

	12/31/12	6/30/12

Accumulated Net loss	$8,131,155	$8,587,957

Valuation allowance	(8,131,155)	(8,587,957)

Net deferred tax assets	$-	$-

NOTE 9.  GOING CONCERN

Through December 31, 2012, the Entity has accumulated losses of $8,131,155.  The Entity expects to generate revenues from its SaaS platform and Production service offerings.  The Entity will either need generate substantial revenue from receiving monthly subscription fees for its software platform or raise capital to maintain its operations.

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

NOTE 11. SUBSEQUENT EVENTS

Effective January 1, 2013, Vidaroo appointed Thomas Moreland as Chairman of the Board and Chief Executive Officer, in addition to his pre-existing duties as Chief Financial Officer, Secretary and Treasurer.  Concurrent with this appointment, Vidaroo accepted the resignation of Mark Argenti as Chairman and Chief Executive Officer, Micheal Morgan as President and Chief Technology Officer and Ian McDaniel as Production President.

Effective with the management transition that took place on January 1, 2013, Vidaroo has elected to pursue software licensing as its sole source of revenue.  Production services accounted for $254,508 and $486,665 in revenue for the six months ended December 31, 2012 and 2011, respectively.

Subsequent to December 31, 2012, Vidaroo’s licensing agreement for its online video platform with Emmis Communication’s was terminated in the normal course of business with an effective date of February 28, 2013 consistent with its contractual terms.  Prior to its termination, Vidaroo earned a monthly fee of $28,655 from this license.

Also subsequent to December 31, 2012, Vidaroo engaged the services of Sales Outsourcing Specialists to lead its efforts in sales on a fully outsourced basis for a monthly retainer plus a percentage of sales as incentive compensation.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 COMPARED TO THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011.  Our fiscal year runs from July 1 to June 30.

Revenue

Revenue decreased by $168,205 to $248,339 and $227,623 to $497,211 in the three and six months ended December 31, 2012 as compared to 2011, respectively. The decrease in revenue for both the quarter and six months was driven by production services, which fell by $163,025 and $232,157, respectively. SaaS revenue for the three and six months ended December 31, 2012 was $125,067 and $251,588, respectively, growing by $3,625 and $10,945, respectively over 2011. This growth was largely due to low cost web-based promotional activities, direct sales from the Entity’s affiliates without the use of external capital or resources to leverage marketing initiatives.

Cost of Sales

During the three and six months, the Entity incurred cost of sales in conjunction with the direct provision of services to our clients.   These expenses consist of bandwidth to deliver licensing of the online video platform, sales commissions, and production personnel as well as equipment to facilitate the provision of our production services.  Cost of sales increased by $5,120 to $86,366 and $47,240 to $170,443 in the three and six months, respectively, ended December 31, 2012 as compared to 2011.  The increase was due predominantly to costs associated with our production services as the cost of providing our software licensing remained stable between the periods.

Operating Margin

The operating margin generated by the services and technologies provided decreased by $173,325 to $161,973 and $274,863 to $326,768 during the three and six months ended December 31, 2012, respectively, in comparison 2011.  The operating margin on the services and technologies produced an Operating Margins of 65% and 55% in the three and six months ended December 31, 2012, respectively.  This compares unfavorably to Operating Margins from the prior year of 80% and 83% in the three and six months ended December 31, 2011, respectively.   Lower Margins in addition to lower revenue earned in the Production business account for the decrease in year over year Margins as the current year engagements had a higher variable cost structure for the Entity while the Margins in Software Licensing were stable with a minor increase year over year.

Selling General and Administrative

Selling General and Administrative costs generally consist of salaries, including stock-based compensation, professional fees, office expenses and other administrative costs.  These costs decreased by $108,427 to $287,294 and $147,380 to $592,945 for the three and six months ended December 31, 2012, respectively, in comparison to 2011.  The reduction relates primarily to stock based compensation and professional fees.  Stock based compensation decreased by $45,380 and $66,102 for the three and six month periods, respectively, as a direct result of the contracting with Executive Officers completed in prior years.  Professional fees decreased by $39,409 and $48,929 for the three and six months, respectively, which was a result of the litigation outstanding in the prior year, which has since been resolved.

Loss from operations

The degradation in Loss from Operations for the three and six months ended December 31, 2012 was a direct result of the decrease in revenue produced from our production services.  While we have been able to keep discretionary spending to a minimum the decrease in both revenue and operating margin from production services has directly impacted the Loss from Operations.

Nonoperating Gains

The realized gain on troubled debt restructuring did not exist in the prior year as the debt was converted into Equity on the fourth quarter of the year ended June 30, 2012 with continuation of a portion of the settlement into the six months ended December 31, 2012.

Unrealized gain on adjustment to the fair market value of financial instruments increased by $199,819 to $316,220 for the three months while decreasing by $370,070 to $290,908 for the six months ended December 31, 2012 in comparison to 2011.  For the three months ended December 31, 2012, the increase relates to the further evaluation of certain accrued expenses by using Level 3 inputs for valuation where Level 1 inputs were used previously.  The decrease for the six months ended December 31, 2012 relates to the nature of the troubled debt restructuring.  While ongoing negotiations caused the larger gain in the prior year, the significant reduction in the outstanding balance of our debt during the year ended June 30, 2012 caused the current year adjustment to be much lower.

Liquidity and Capital Resources

The Entity had net working capital of $(589,240) at December 31, 2012, an improvement of $5,163 compared to June 30, 2012.  The improvement is due to the gain on adjustment to the fair market value of outstanding indebtedness offset by the Entity’s Operating losses which have been absorbed into working capital through increased short term liabilities or decrease short term assets.

The Entity has incurred operating losses since its inception.  The Entity’s auditor has emphasized uncertainty regarding our ability to continue as a going concern in his audit report for the year ended June 30, 2012. As shown in the accompanying financial statements, while the Entity realized net income of $45,136 for the six months ended December 31, 2012 it was driven by the fair market value adjustment to the Entity’s debt while there remains an accumulated deficit of $8,131,155 as of December 31, 2012.

Other components of the Entity’s working capital and changes therein are discussed as follows:

Cash and Cash Equivalents. For the six month period ended December 31, 2012, cash and cash equivalents decreased to $26,205 from $67,911 at June 30, 2012 primarily due to cash used in operating activities.

Cash Flows from Operating Activities. Net cash used by operating activities was $38,747 for the six months ended December 31, 2012, an increase of $13,337 over the first six months of the prior year.  While in aggregate the changes between the two years is not significant, the current year result was aided by the increase in accrued salaries due to lack of payment of certain executive salaries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2012. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were ineffective due to the lack of segregation of duties and the lack of audit committee oversight. Upon the acquisition of adequate capital the Entity intends to remediate the deficiencies through the deployment of additional personnel and implementation of an audit committee.

Management’s Quarterly Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of December 31, 2012 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2012.

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

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As of December 31, 2012, we have $34,000 of outstanding Promissory Notes that we have not met our contractual obligation for the payment of principal and interest. We have attempted to convert these Notes into Equity, similar to the conversions that occurred in the year ended June 30, 2012 but have been unable to come to terms with the Note holders.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6 - EXHIBITS

Exhibit Number	Description

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

EX-101.INS**	XBRL INSTANCE DOCUMENT

EX-101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB**	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDAROO CORPORATION

DATE: February 21, 2013	By:	/s/ Thomas Moreland
Thomas Moreland
Chief Executive and Financial Officer (Principal executive, financial and accounting officer)